Form 10-K
period 1993-12-31
HYSTER YALE MATERIALS HANDLING INC
filed 1994-03-31
CIK 850422

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            FORM 10-K ANNUAL REPORT

        Pursuant to Section 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission File No. 33-28812
    December 31, 1993

                      HYSTER-YALE MATERIALS HANDLING, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        34-1617886
- ---------------------------------                  ---------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   2701 N.W. Vaughn, Portland, Oregon                        97210
- ----------------------------------------            ---------------------------
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (503) 721-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of each exchange
Title of each class                                    on which registered
- -------------------                                   ---------------------

       None                                                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

                                                    Yes    X             No ____

The provisions of Item 405 of Regulation S-K are not applicable to the registrant.

There is no market for any of the registrant's voting stock, and there have been neither any sales of such stock within 90 days of the filing date, nor any bid or asked prices for such stock. The book value of shares held by non-affiliates as of December 31, 1993 was approximately $7,487,155.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1994:

              COMMON STOCK, PAR VALUE $1.00 PER SHARE - 5,598.857

Documents incorporated by reference:

                                      NONE

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY'S BACKGROUND

        Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") was formed as a Delaware corporation in May 1989 in connection with the acquisition of Hyster Company ("Hyster") by NACCO Industries, Inc. ("NACCO"). NACCO directly owns approximately 97% of Common Stock, par value $1.00 per share ("Common Stock") of the Company, which is a holding company that owned directly 100% of the common stock of Hyster Company ("Hyster") and 100% of the common stock of Yale Materials Handling Corporation ("Yale"). On January 1, 1994, Yale was merged into Hyster and Hyster changed its name to NACCO Materials Handling Group, Inc. ("NMHG"). This action is the final step in the Company's strategy to combine the administrative, design, engineering and manufacturing capabilities into a unified group. NMHG will continue to market the two full lines of forklifts and related service parts under the Hyster(R) and Yale(R) brand names.

SIGNIFICANT EVENTS

          DEBT RESTRUCTURING. In August 1993, NACCO and the Company's two minority shareholders, Sumitomo Heavy Industries Ltd. of Japan ("Sumitomo") and Jungheinrich Aktiengesellschaft, a German manufacturer of forklift trucks, ("Jungheinrich"), made a proportional capital contribution of $53.8 million in the form of previously purchased 12-3/8% subordinated debentures of the Company with a face value of $23.7 million and a purchase value by NACCO of $25.5 million and a cash contribution of $28.3 million.

          The cash contribution enabled the Company to call approximately $26.5 million face value of subordinated debentures at a price of 107.5. This, and the capital contribution by NACCO of previously purchased subordinated debentures, allowed the Company to retire approximately $50.2 million face value of these debentures.

          As part of this transaction, the Company amended its existing senior bank credit agreement. This amendment permits equity infusions by existing stockholders to be used for cash purchases of debentures and, after August 1994, permits use of internally generated funds to retire up to $75.0 million of additional subordinated debentures if certain debt to capitalization ratios are achieved. In addition, the amendment modifies the bank loan amortization schedule and provides for favorable performance-based interest rate incentives.

THE FORKLIFT TRUCK INDUSTRY

          Forklift trucks are used in both manufacturing and warehousing environments. The materials handling industry, especially in industrialized nations, is generally a mature industry. In the most recent business cycle the North American market for forklift trucks reached its lowest level in 1991, and it increased in both 1992 and 1993 over prior year levels. The European and Japanese markets generally have been in decline since 1990.

          The forklift truck industry historically has been cyclical. Fluctuations in the rate of orders for forklift trucks reflect the capital investment decisions of the customers, which in turn depend upon the general level of economic activity in the various industries served by such customers.

COMPANY OPERATIONS

          NMHG maintains product differentiation between Hyster(R) and Yale(R) brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, opportunities have been identified and addressed to improve the Company's results by integrating overlapping operations and taking advantage of economies of scale in design, manufacturing and purchasing. NMHG completed a series of plant and parts depot consolidations with the closure of its Wednesfield, England manufacturing plant in early 1992. NMHG now provides all design, manufacturing and administrative functions. Products are marketed and sold through two separate groups which retain the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo named Sumitomo Yale Company Limited ("S-Y"). S-Y performs certain design activities and produces lift trucks and components which it markets in Japan and which are exported for sale by NMHG and its affiliates in the U.S. and Europe.

PRODUCT LINES

          NMHG manufactures a wide range of forklift trucks under both the Hyster(R) and Yale(R) brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use, and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 80%, 79%, and 77% of NMHG's net sales in 1993, 1992 and 1991, respectively.

NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster(R) and Yale(R) forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program (termed UNISOURCE(TM) in North America and MULTIQUIP(TM) in Europe) designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program (termed PREMIER(TM)) for its Yale dealers in the Americas and the United Kingdom. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers, NMHG also manufactures some of these parts through reverse-engineering of its competitors' parts. Service parts accounted for approximately 20%, 21%, and 23% of NMHG's net sales in 1993, 1992 and 1991, respectively.

COMPETITION

          The forklift truck industry is highly competitive. The worldwide competitive structure of the industry is fragmented by product line and country. The principal methods of competition among forklift truck manufacturers are product performance, price, service and distribution networks. The forklift truck industry competes with alternative methods of materials handling, including conveyor systems, automated guided vehicle systems and hand labor. Global competition is also affected by a number of other factors, including currency fluctuations, variations in labor costs and effective tax rates, and the costs related to compliance with applicable regulations, including export restraints, antidumping provisions and environmental regulations.

          Although there is no official source for information on the subject, the Company believes it is one of the top three manufacturers of forklift trucks in the world.

          NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. In Japan, although its share is currently small, NMHG has a distribution system through S-Y.

TRADE RESTRICTIONS

          A.  UNITED STATES

          Since June 1988, Japanese-built ICE forklift trucks, imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames, and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1993 range from 4.48% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-Y is 51.33%, and is likely to continue unchanged for the foreseeable future, unless S-Y and NMHG decide to participate in proceedings to have it reduced. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce ("Commerce") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless Commerce or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the order's revocation. If the United States Congress approves legislation implementing the Uruguay Round of GATT negotiations, the antidumping order will be reviewed for possible revocation in the year 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. The Company cannot predict with any certainty if there will be any negative effects to the Company resulting from the Japanese sourcing of their forklift products in the United States.

          B.  EUROPE

          From 1986 through 1993, Japanese forklift truck manufacturers were subject to informal export restraints on Japanese-manufactured electric rider, electric narrow-aisle, and ICE forklift trucks shipped to Europe. Discussions are continuing between European community and Japanese government officials; however, these informal restraints are expected to continue in 1994. Several Japanese manufacturers have announced either that they have established, or intend to establish, manufacturing or assembly facilities within the European community. The Company also cannot predict with any certainty if there will be any negative effects to NMHG resulting from the Japanese sourcing of their forklift products in Europe.

          C.  AUSTRALIA

          In 1987 an Australian producer of forklift trucks filed an anti-dumping action against imports from Japan. Voluntary price undertakings were negotiated with all major Japanese producers including S-Y. The S-Y undertaking expired in 1991. The Australian producer filed a legal challenge to the validity of the price undertakings. Meanwhile, in 1991 this same producer filed an antidumping action against imports from the United Kingdom. In this action Hyster Europe was found to be dumping and duties were imposed on imports from the Company's Craigavon, Northern Ireland and Irvine, Scotland factories. Hyster Australia challenged this finding and in the interim sourced its product elsewhere. In the summer of 1993 both of these anti-dumping actions were terminated.

PRODUCT DESIGN AND DEVELOPMENT

          NMHG spent $20.7 million, $21.9 million, and $19.2 million on product design and development activities in 1993, 1992 and 1991, respectively. The Hyster(R) and Yale(R) products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product cost by engineering new Hyster(R) and Yale(R) brand products with component commonality.

          Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-Y. S-Y spent approximately $4.0 million, $3.7 million and $3.8 million on product design and development in 1993, 1992 and 1991, respectively.

BACKLOG

          As of December 31, 1993, NMHG's backlog of unfilled orders for forklift trucks was approximately 12,100 units, or $206 million. This compares to the backlog as of December 31, 1992 of approximately 12,100 units, or $203 million. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

SOURCES

          NMHG has adopted a strategy of obtaining its raw materials and principal components on a global basis from competitively priced sources. NMHG is dependent on a limited number of suppliers for certain of its critical components, including diesel and gasoline engines and cast-iron counterweights used on certain forklift trucks. There would be a material adverse effect on NMHG if it were unable to obtain all or a significant part of such components, or if the cost of such components were to increase significantly under circumstances which prevented NMHG from passing on such increases to its customers.

DISTRIBUTION

          The Hyster(R) and Yale(R) brand products are distributed through separate highly developed worldwide dealer networks. The Company believes that both dealer networks contribute significantly to its competitive position in the industry and intends to keep the separate networks intact and to continue to market products separately under the Hyster(R) and Yale(R) brand names.
Each also sells directly to certain major accounts.

          In Japan, forklift truck products are distributed by S-Y. In 1991, Yale reached a ten-year agreement with Jungheinrich to continue distribution of Yale brand products in Germany and Austria and to provide to Jungheinrich certain ICE and electric-powered products for sale in other major European countries under the Jungheinrich brand name.

FINANCING OF SALES

          Hyster U.S. dealer and direct sales are supported by leasing and financing services provided by Hyster Credit Company, a division of AT&T Commercial Finance Corporation, pursuant to an operating agreement which expires in 2000.

          NMHG is a minority stockholder of Yale Financial Services, Inc., a subsidiary of General Electric Capital Corporation, which offers Yale U.S. dealers wholesale and retail financing and leasing services. Such retail financing and leasing services are also available to Yale national account customers.

EMPLOYEES

          As of February 28, 1994, NMHG had approximately 5,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations are unionized, as are tool room employees located in Portland, Oregon. A three-year contract for the Danville union employees was signed in 1991 which will expire in June 1994. A new one-year contract was signed in 1993 with the Portland tool room union which will expire in October 1994. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

          In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, The Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

          NMHG's management believes its current labor relations with both union and non-union employees are good.

GOVERNMENT REGULATION

          NMHG's manufacturing facilities, in common with others in industry, are subject to numerous laws and regulations designed to protect the environment, particularly with respect to disposal of plant waste. NMHG's products are also subject to various industry and governmental standards. NMHG's management believes that such requirements have not had a material adverse effect on its operations.

PATENTS, TRADEMARKS AND LICENSES

          NMHG is not materially dependent upon patents or patent protection. The Hyster(R) trademark is currently registered in approximately 51 countries. The Yale(R) trademark, which is used on a perpetual royalty-free basis in connection with the manufacture and sale of forklift trucks and related components, is currently registered in approximately 100 countries. NMHG's management believes that its business is not dependent upon any individual trademark registration or license, but that the Hyster(R) and Yale(R) trademarks are material to its business.


ITEM 2.  PROPERTIES

          The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG and its subsidiaries.

    Location                     Owned     Leased           Function/Principal Products
    --------                     -----     ------           ---------------------------
Basingstoke, England                         X         Hyster forklift truck marketing and sales operations for Europe, the Middle
                                                       East and Africa

Berea, Kentucky                              X         Manufacture of forklift trucks

Craigavon, Northern                X                   Manufacture of forklift trucks
  Ireland

Danville, Illinois                 X                   Manufacture of forklift trucks, components and service parts

Danville, Illinois                 X                   Distribution of service parts for both Hyster and Yale forklift trucks;
                                                       Hyster forklift truck marketing and sales operations for North America

   Location                      Owned     Leased           Function/Principal Products
   --------                      -----     ------           ---------------------------
Flemington,                        X                   Yale forklift marketing and sales operations for North America and
  New Jersey                                           certain NMHG engineering operations

Greenville,                        X                   Manufacture of forklift trucks; NMHG manufacturing and other staff
  North Carolina                                       operations for North America

Irvine, Scotland                   X                   Manufacture of forklift trucks

Lenoir,                            X                   Manufacture of component parts for forklift trucks
  North Carolina

Nijmegen,                          X                   Manufacture of forklift trucks and component parts; distribution of
  The Netherlands                                      service parts for forklift trucks

Portland, Oregon                   X                   Technical center for testing of prototype equipment and component parts

Portland, Oregon                             X         NMHG Corporate administrative and product development headquarters

Portland, Oregon                             X         Manufacture of production tooling and production of prototype units and service parts

Sao Paulo, Brazil                  X                   Manufacture of forklift trucks; distribution of service parts for forklift trucks

Sulligent, Alabama                           X         Manufacture of component parts for forklift trucks

Sydney, Australia                            X         Assembly of forklift trucks; distribution of service parts for forklift trucks

Wolverhampton, England             X                   Yale forklift marketing and sales operations for Europe

          NMHG intends to sell its Flemington, New Jersey facility and intends to either lease back a portion of the office space in this facility or to rent suitable office space in the same area. NMHG also intends to sell one of its facilities located in Danville, Illinois which is currently vacant. There is no certainty that any such transactions will occur.

          Each of NMHG's principal U.S. facilities is encumbered as security for the obligations under the Company's bank financing. The facilities in Berea, Kentucky and Sulligent, Alabama are leased pursuant to industrial development bond financings which permit NMHG to acquire the properties for nominal amounts upon redemption or repayment of the bonds.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any material pending legal proceeding except ordinary routine litigation incidental to its business. Certain of such routine litigation includes claims for punitive damages; however, the management of the Company believes that none of such litigation, individually or in the aggregate, will have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the Company's Common Stock. On February 28, 1994 there were three holders of record of the Company's Common Stock.

          The Company has not paid any dividends on shares of its Common Stock since its organization in 1989, and it is not anticipated that any dividends will be declared or paid with respect to the Common Stock in the foreseeable future. The Company's ability to pay dividends with respect to the Common Stock is restricted under the terms of its existing debt instruments and agreements. The information set forth in Note I to the Consolidated Financial Statements in Part IV, pages F-15 through F-17, of this Form 10-K is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

          The selected financial data below for 1989 includes Yale for the period beginning January 1, 1989 to May 26, 1989 and for the Company for the period subsequent to May 26, 1989. Certain prior year amounts have been restated to reflect the new method of accounting for income taxes and goodwill amortization has been reclassified as operating expense. Information with respect to selected financial data is set forth below.

                                               HYSTER-YALE MATERIALS HANDLING, INC.
                                                      SELECTED FINANCIAL DATA
                                       (IN THOUSANDS EXCEPT FOR PERCENTAGE AND BACKLOG DATA)

                                                                 Years Ended December 31
                                        ----------------------------------------------------------------------------

                                          1993             1992             1991             1990             1989
                                          ----             ----             ----             ----             ----
OPERATING RESULTS

Net sales                               $908,176         $865,889         $790,618         $922,974         $776,841
Gross profit                             184,062          191,991          178,667          240,794          218,257
Gross profit margin                        20.3%            22.2%            22.6%            26.1%            28.1%
Operating profit                          39,561           44,296           41,531           80,829           92,909
Net income (loss)                         (8,412)           1,311            1,072           22,532           32,575

FINANCIAL CONDITION

Total assets                            $833,035         $846,410         $895,536       $1,024,685       $1,110,978
Long-term obligations,
  net                                    290,343          392,489          379,160          440,947          531,107
Stockholders' equity                     257,126          215,391          234,264          251,453          201,732

OTHER DATA

Capital expenditures,
  exclusive of rental
  equipment                              $20,208          $24,252          $17,207          $15,893          $16,696
Depreciation and
  amortization                            31,721           32,177           32,463           31,142           23,124
Unit backlog (units)
  (Unaudited)                             12,100           12,100           10,077            9,592           14,004

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The results of operations were as follows for the years ended December 31:

     NET SALES                  N.America         Europe          Asia       Elims              Total
     ---------                  ---------         ------          ----       -----              -----
 1993                              $645.4         $220.5         $42.3         -               $908.2
 1992                               579.0          251.5          35.4         -                865.9
 1991                               499.2          264.1          27.3         -                790.6


     OPERATING PROFIT
     ----------------
 1993                               $40.3         $(2.4)          $1.7         -                $39.6
 1992 (restated)                     15.5           28.7           0.8        (0.7)              44.3
 1991 (restated)                      2.2           38.7           0.5         0.1               41.5



1993 VS. 1992 FINANCIAL REVIEW

The following schedule details the changes in sales, operating profit and net income (loss) for 1993 compared with 1992:
                                                                                                          Net
                                                                                      Operating         Income
                                                                      Sales            Profit           (Loss)
                                                                      -----            ------           ------
                                                                                    (In millions)
1992 (restated)                                                      $865.9            $44.3             $1.3
Increase (Decrease) in 1993 from:
- ---------------------------------
    Lift truck unit volume                                             49.8              7.1              4.7
    Sales mix                                                          15.1              1.2              0.8
    Average sales price                                                 8.2              8.2              5.4
    Service parts                                                       6.4              6.6              4.4
    Manufacturing cost                                                                 (10.8)            (7.1)
    Other operating expense                                                             (0.7)            (0.5)
    Foreign currency translation                                      (37.2)           (16.3)           (10.8)
    Other income and expense                                                                             (1.0)
    Differences between effective and statutory tax rates                                                (1.8)
    Change in statutory tax rates                                                                        (0.5)
    Extraordinary item                                                                                   (3.3)
                                                                     ------            -----            -----
 1993                                                                $908.2            $39.6            $(8.4)
                                                                     ======            =====            =====

1993 results reflected the strengthening North American market offset by continued weakness in most of Europe and Japan. Increased demand in North America lifted prices slightly versus the prior year but competitive pressures continued to restrain significant margin growth. The improving economy in the United States also helped parts sales and, along with tight cost controls, resulted in increased operating profit. The success of new products introduced in 1993 raised sales to a higher average sales value however, margins have not increased proportionately due to mix swings to lower margin countries.

Manufacturing costs were higher in 1993 due to start-up costs associated with new product introductions and under absorbed overhead in Europe. The Pound Sterling weakened considerably against the U.S. Dollar in 1993 causing sales and operating profit to be translated at lower amounts. The strong Yen in 1993 contributed to higher costs for products and parts sourced from Japan.

Backlog of orders at December 31, 1993 was approximately 12,100 forklift truck units which was level with December 31, 1992. While order demand has grown, continued process improvements have shortened product delivery schedules. The forklift truck industry historically has been cyclical and the level of economic activity in the various industries in which the Company's customers participate has a corresponding impact on the forklift truck market.

OTHER

Interest expense was $40.4 million in 1993 versus $44.2 million in 1992. The decrease was due to lower market interest rates and a debt refinancing which included an equity infusion that lowered debt and reduced the Company's effective interest rate. The Company entered into unsecured interest rate swaps for a majority of its floating rate debt to provide near-term protection against significant increases in interest rates. The Company will continue to evaluate its interest rate exposure.

In the second quarter of 1993, the Company sold its former manufacturing site in Wednesfield, England for $3.3 million. The net pretax gain from the sale was $2.1 million.

Other-net in 1993 primarily included $3.9 million of loss from the Company's 50% equity interest in Sumitomo-Yale which had a larger loss in 1993 versus 1992 due to the strong Yen and weak European and Japanese markets. Other-net in 1992 also included foreign exchange gains which were not repeated in 1993 as the Company began hedging its income statement exposures.


PROVISION FOR INCOME TAXES

As discussed in Note J to the consolidated financial statements, the Company adopted SFAS No. 109 as of January 1, 1993 and has restated prior periods. The effective income tax rate change from 1992 to 1993 is not meaningful due to a pretax loss in 1993 coupled with a tax provision. The Company has non-deductible goodwill amortization related to the Hyster acquisition which increased the effective tax rate above statutory rates and resulted in a tax provision in 1993 despite a loss before income taxes. In addition, the Company began providing for U.S. taxes in 1993 on certain foreign earnings taxed at overall lower rates in anticipation of future repatriations. Due to higher levels of pre-tax income in 1992, the nondeductible expenses had a smaller impact on the effective tax rate in 1992.

EXTRAORDINARY CHARGE

An extraordinary charge of $3.3 million net of $2.0 million in tax benefits, was recorded in the second quarter of 1993 and represents the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $50.2 million face value of 12-3/8% Subordinated Debentures. The Company retired the debentures as a result of a contribution by NACCO of previously purchased subordinated debentures with a face value of $23.7 million, and a cash infusion of $28.3 million ($26.7 million from NACCO) which enabled the Company to call approximately $26.5 million face value of subordinated debentures at a price of 107.5.

1992 VS. 1991 FINANCIAL REVIEW

The following schedule details the changes in sales, operating profit and net income (loss) for 1992 compared with 1991:
                                                                                                          Net
                                                                                      Operating          Income
                                                                        Sales           Profit           (Loss)
                                                                        -----           ------           ------
                                                                                    (In millions)
1991 (restated)                                                        $790.6            $41.5              $1.1
Increase (Decrease) in 1992 from:
- ---------------------------------
    Lift truck unit volume                                               86.4             20.0              13.2
    Sales mix                                                           (29.8)           (14.3)             (9.4)
    Average sales price                                                  (3.7)            (3.7)             (2.4)
    Service parts                                                        11.5              5.3               3.5
    Manufacturing cost                                                                     5.2               3.4
    Reduction in restructuring reserve                                                     1.5               1.0
    Other operating expense                                                              (12.1)             (8.0)
    Foreign currency translation                                         10.9              0.9               0.6
    Other income and expense                                                                                 3.6
    Differences between effective and statutory
    tax rates                                                                                               (5.3)
                                                                       ------            -----              ----

 1992 (restated)                                                       $865.9            $44.3              $1.3
                                                                       ======            =====              ====

1992 results reflect economic improvement in North America partially offset by weaker markets in Europe and the Far East. Price discounting continued to be prevalent in the forklift market and mix changes to lower margin products, especially in Europe, restricted sales and operating profits. Manufacturing costs decreased due to reductions in overhead from continued savings realized from the consolidation of operations and higher overall volumes. Operating expenses increased as marketing programs for existing and new products and new product development programs were implemented in 1992.

OTHER

Interest income decreased substantially from 1991 as a result of lower cash balances in Europe and lower market interest rates. Interest expense was $44.2 million for 1992 compared to $49.5 million for 1991. Lower 1992 interest expense was due to reduced debt levels and lower interest rates.

Other-net primarily includes income or loss from operations and the after-tax gain or losses of business units classified as assets held for sale, equity in the earnings of unconsolidated subsidiaries, and foreign currency gains and losses. The increase in other-net in 1992 compared to 1991 resulted from increased foreign currency exchange gains and reduced losses from retail branch operations classified as net assets held for sale, the last of which was sold in May 1992.

PROVISION FOR INCOME TAXES

The effective income tax rate decreased to 70.7% in 1992 from 128.5% in 1991. Expenses not deductible for tax purposes (primarily goodwill), were approximately level with 1991. Due to higher income in 1992, these expenses accounted for a substantially lower percentage of pretax income than in 1991.


ENVIRONMENTAL MATTERS

The Company's manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and clean-up of substances regulated under environmental protection laws. Compliance with these increasingly stringent standards results in higher expenditures for both capital improvements and operating costs. Hyster-Yale's policies stress environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on its financial condition or results of operations.

1994 OUTLOOK

The forklift truck industry historically has been cyclical. The economic conditions in the various markets in which the industry's customers operate affect demand. Current external economic forecasts and recent factory order information indicate an improving economy in North America. However, Europe and Japan continue to be plagued by recessionary pressures. While no near-term economic recovery is forecast for these regions, improvements in the North American economy and favorable worldwide interest rates should eventually lead to a global recovery.

The Company will continue to introduce new products in 1994. Improved profitability is dependent on successful continuing efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $34.1 million in 1993 compared with operating cash flow used of $25.8 million in 1992. The increase in cash provided by operations resulted primarily from reduced working capital requirements. Inventories dropped significantly from 1992 to 1993, generating cash, and accounts payable was higher due to timing, and extended trade terms with Sumitomo-Yale. Reduced tax payments in 1993 also benefited cash flow.

Expenditures for property, plant and equipment were $20.2 million in 1993 versus $24.3 million in 1992. The majority of these expenditures were for manufacturing efficiencies and tooling for new products. The principal sources of financing capital expenditures were internally generated funds. Capital expenditures in 1994 will be approximately $25 million, a portion of which will be financed from economic development capital grants from local governments.

The Company amended its existing senior bank credit agreement in connection with the retirement of a portion of its subordinated debentures as discussed in Note B to the consolidated financial statements of this Form 10-K. This amendment permits equity infusions to be used for cash purchases of subordinated debentures and, after August 1994, permits use of internally generated funds to retire additional subordinated debentures. In addition, the amendment modifies the bank loan repayment schedules and provides the Company with more favorable performance based interest rate incentives. The amendment to the bank loan repayment schedule reduced the required payments in 1994 and 1995 by $35.0 million and $16.0 million, respectively. In addition, the original 1996 installment has been increased by $0.7 million and the amended schedule requires a $50.5 million payment in 1997.

As disclosed in the Company's quarterly report on Form 10-Q for the quarter ending June 30, 1993, an extraordinary charge of $3.3 million net of $2.0 million in related tax benefits was recognized for the write-off of premiums and unamortized debt issuance costs associated with retirement of approximately $50.2 million face value of Hyster-Yale's subordinated debentures.

Because of the increased cash flow from operations and equity infusion from NACCO, the Company reduced debt during 1993 and has available all of its revolving credit faculty of $100.0 million at December 31, 1993. The Company believes it can adequately meet all of its current and long-term commitments and operating needs from operating cash flow and funds available under committed credit agreements.

During 1993, the Company repatriated $18.3 million of earnings from certain foreign subsidiaries. The taxes were previously provided for financial reporting purposes. Future distributions of unremitted earnings may be affected by changes in currency exchange rates and foreign and U.S. tax rates.

Foreign currency exchange gains (losses) were $(0.1) million, $5.7 million and $1.5 million in 1993, 1992, and 1991, respectively. The Company began hedging foreign currency exposure in 1993 to mitigate the majority of income statement exposure. Stockholders' equity will still be affected by translation of foreign country financial statements where the functional currency is not the U.S. dollar. The translation loss recorded in stockholders' equity was $ 2.2 million and $20.2 million in 1993 and 1992 respectively.

EFFECTS OF INFLATION

The Company attempts to minimize the impact of inflation on production and operating costs through productivity improvements and cost reduction programs. The LIFO method is used to value domestic inventories. Under this method, cost of goods sold reported in the financial statements approximates current cost. Therefore, net income for 1993 adjusted for inflation would not be materially different from net income reported in the consolidated financial statements.

RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

In November 1992, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Post Employment Benefits" ("SFAS 112") was issued. The Company will be required to adopt this new method of accounting for benefits paid to former or inactive employees after employment but before retirement no later than 1994. See Note L of the Company's consolidated financial statements for discussion of the effects of this new accounting standard.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item 8 is set forth at pages F-1 through F-35 of the Financial Statements and Supplementary Data contained in
Part IV hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          A.  DIRECTORS OF THE COMPANY

          The following table sets forth the names, ages and professional occupations and directorships of the persons who are currently directors of the Company. The directors of the Company are elected to serve until the next annual meeting of the stockholders of the Company.

                                                                                                            DIRECTOR
    NAME                       AGE      PROFESSIONAL OCCUPATION AND DIRECTORSHIPS                             SINCE
    ----                       ---      -----------------------------------------                           --------
Owsley Brown II                51       President and Chief Executive Officer of                                1994
                                        Brown-Forman Corporation.  From prior to
                                        1989 to 1993, President of Brown-Forman
                                        Corporation.  Also director of NACCO, Brown-
                                        Forman Corporation, Hilliard Lyons Trust
                                        Company, LG&E Energy Corp., and Louisville
                                        Gas and Electric Company.

John J. Dwyer                  76       Retired President of Oglebay Norton Company.                            1989
                                        Also director of NACCO and Oglebay Norton
                                        Company.

Reginald R. Eklund             53       President and Chief Executive Officer (since                            1989
                                        September 1992).  President and Chief Operating
                                        Officer (from June 1989 to September 1992).
                                        Since January 1, 1994, President and Chief
                                        Executive Officer of NACCO Materials Handling
                                        Group, Inc.  Vice President of Hyster and Yale
                                        (from August 1993 through December 1993).
                                        President and Chief Executive Officer of Yale
                                        (from prior to 1989 to August 1993) and President
                                        and Chief Executive Officer of Hyster (from
                                        September 1992 to August 1993).

Robert M. Gates                50       Consultant, author and lecturer.  From 1991                             1993
                                        to 1993, Director of Central Intelligence for
                                        the United States.  From 1989 to November
                                        1991, Assistant to the President of the United
                                        States and Deputy for National Security
                                        Affairs, National Security Council.  From prior
                                        to 1989 to 1989, Deputy Director of Central
                                        Intelligence Agency.  Also director of NACCO
                                        and Varity Corporation.

E. Bradley Jones               66       Retired Chairman and Chief Executive Officer                            1989
                                        of LTV Steel Company.  Also director of NACCO,
                                        Birmingham Steel Corporation, Cleveland-Cliffs
                                        Inc, Consolidated Rail Corporation, RPM, Inc.
                                        and TRW Inc., and trustee of Fidelity Funds
                                        and First Union Real Estate Investments.

                                                                                                          DIRECTOR
    NAME                         AGE    PROFESSIONAL OCCUPATION AND DIRECTORSHIPS                           SINCE
    ----                         ---    -----------------------------------------                         --------
Dennis W. LaBarre                51     Partner in the law firm of Jones, Day,                                 1989
                                        Reavis & Pogue.  Also director of NACCO.

Yoshinori Ohno                   53     President of Sumitomo Yale Company, Ltd.                               1993
                                        From prior to 1989 to June 1993, Director
                                        of Finance, Engineering, Product Planning
                                        and Quality Assurance of Sumitomo Yale
                                        Company, Ltd.

Alfred M. Rankin, Jr.            52     President and Chief Executive Officer of                               1989
                                        NACCO.  From 1989 to 1991, President and
                                        Chief Operating Officer of NACCO.  From
                                        prior to 1989 to 1989, Vice Chairman and
                                        Chief Operating Officer of Eaton Corporation
                                        (manufacturer of highly engineered products
                                        for automotive, industrial and commercial
                                        markets).  Also director of NACCO, The BF
                                        Goodrich Company, Reliance Electric Company,
                                        The Standard Products Company and The Vanguard
                                        Group.

Claiborne R. Rankin              43     President and Chief Operating Officer of                               1991
                                        Bruning Paint Company (a manufacturer of
                                        architectural coatings).  From 1989 to 1992,
                                        Vice President-Corporate Development and
                                        Finance of Laurel Industries, Inc. (a
                                        manufacturer of antimony oxide).

John C. Sawhill                  57     President and Chief Executive Officer of                               1990
                                        The Nature Conservancy (a non-profit
                                        conservation organization).  From prior
                                        to 1989 to 1990, Director of McKinsey &
                                        Company, Inc. (management consulting firm).
                                        Also director of NACCO, Pacific Gas &
                                        Electric Co. and The Vanguard Group.

Ward Smith                       63     Chairman of the Board of NACCO.  From prior                            1989
                                        to 1989 to 1991, Chairman and Chief
                                        Executive Officer of NACCO.  Also a director
                                        of NACCO, Sundstrand Corporation and a trustee
                                        of various Massachusetts Financial Services
                                        Company mutual funds.

Britton T. Taplin                37     Partner in Western Skies, Inc. (a developer                            1992
                                        of medical office and healthcare-related
                                        facilities).  From prior to 1989 to 1992,
                                        Project Coordinator of Western Skies, Inc.
                                        From prior to 1989 to 1989, self-employed
                                        (business investments).  Also director of
                                        NACCO.

                                                                                                          DIRECTOR
    NAME                         AGE   PROFESSIONAL OCCUPATION AND DIRECTORSHIPS                            SINCE
    ----                         ---   -----------------------------------------                          --------
David F. Taplin                  44     Self-employed.                                                         1989

Frank E. Taplin, Jr.             78     Trustee of the Environmental Defense Fund.                             1989
                                        Former President and Chief Executive Officer
                                        of the Metropolitan Opera, former Vice
                                        Chairman of Lincoln Center for the Performing
                                        Arts, Trustee emeritus of the Institute for
                                        Advance Study, member of the Council of
                                        American Philosophical Society, former
                                        Chairman Scurry-Rainbow Oil Ltd.  Also
                                        director of NACCO.

Richard B. Tullis                80     Chairman Emeritus of Harris Corporation (a                             1989
                                        manufacturer of information processing,
                                        communication and microelectronics products).
                                        Chairman of NCC Funds (investment funds).
                                        Chairman of Waste-Quip, Inc. (a manufacturer
                                        of equipment for handling solid and liquid
                                        waste).  Also director of NACCO.

Alfred M. Rankin, Jr. and Claiborne R. Rankin are brothers and are nephews of Frank E. Taplin, Jr. and are cousins of David F. Taplin (who is the son of Frank
E. Taplin, Jr.) and Britton T. Taplin (who is a nephew of Frank E. Taplin, Jr.).

              B.  EXECUTIVE OFFICERS OF THE COMPANY

              The following tables set forth certain information relating to the executive officers of the Company and NACCO
Materials Handling Group, Inc. Executive officers of the Company serve at the will of the Board of Directors.

     NAME                        AGE                EMPLOYMENT HISTORY
     ----                        ---                ------------------
Reginald R. Eklund               53     President and Chief Executive Officer (since September 1992).  President and Chief Executive
                                        Officer of NACCO Materials Handling Group, Inc. (since January 1, 1994).  President and
                                        Chief Operating Officer of the Company (from June 1989 to September 1992).  Vice President of Hyster and Yale (from August 1993 through December 1993).  President and Chief Executive
                                        Officer of Yale (from prior to 1989 to August 1993), and President and Chief Executive
                                        Officer of Hyster (from September 1992 to August 1993).

Glen P. Baunsgard                 56    Vice President, Parts Operations and Aftermarket Strategy of NACCO Materials Handling Group,
                                        Inc. (since January 1, 1994).  Vice President, Parts Operations and Aftermarket Strategy of
                                        the Company (from August 1993 through December 1993).  Vice

     NAME                        AGE                EMPLOYMENT HISTORY
     ----                        ---                ------------------
                                        President, Aftermarket Development of the Company and Hyster (from August 1992 through
                                        August 1993). Vice President, President, North American Industrial Truck Division of Hyster
                                        (from October 1989 to August 1992).  General Manager, Parts and Service Operations of Hyster
                                        Industrial Truck Division (from prior to October 1989).

Bergen I. Bull                   54     Vice President, General Counsel and Secretary (since October 1989).  Vice President, General
                                        Counsel and Secretary of NACCO Materials Handling Group, Inc. (since January 1, 1994).  Vice
                                        President, Corporate Administration, General Counsel and Secretary of Hyster (from prior to
                                        1989 through December 1993).  Vice President and Assistant Secretary of Yale (from November
                                        1990 through 1993).

Darrell K. Cross                 45     Vice President, Engineering of NACCO Materials Handling Group, Inc. (since January 1, 1994).
                                        Vice President, Engineering of the Company and Hyster (from May 1992 through December 1993).
                                        Director, Test and Research of Hyster (from 1989 to 1992).  Manager, Product Planning of
                                        Hyster (from prior to 1989).

Gregory J. Dawe                  45     Vice President, Manufacturing, Americas of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Manufacturing, Americas of the Company (from November
                                        1993 through December 1993).  Vice President, Manufacturing and Quality Planning, Clark
                                        Materials Handling Company, a manufacturer of industrial trucks and other materials handling equipment (from prior to 1989 to August 1993).

G. Michael Decker                52     Vice President, Finance and Chief Financial Officer (since February 1993).  Vice President,
                                        Finance and Chief Financial Officer of NACCO Materials Handling Group, Inc. (since January
                                        1, 1994).  Vice President, Finance and Chief Financial Officer of Hyster and Yale (from
                                        February 1993 through December 1993).  Vice President, Finance, Secretary and Chief
                                        Financial Officer for Doehler Jarvis Ltd. Partner-ship (from 1991 to 1993) (casting manufacturer).  Senior Vice President, Finance, Treasurer and Chief Financial Officer (from
                                        1989 to 1990), and Vice President, Finance, Treasurer and Chief Financial Officer (from prior to 1989) of The Manitowoc Company, Inc. (manufacturer serving heavy construction, food service and shipbuilding industries).

     NAME                        AGE                EMPLOYMENT HISTORY
     ----                        ---                ------------------
J. Stephen Finney                52     Vice President, President, Hyster Company of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Hyster Marketing, North America of the Company (from May
                                        1992 through December 1993).  President of Hyster (from August 1993 through December 1993).
                                        Vice President, Marketing, North America of Hyster (from May 1992 to August 1993).  Vice
                                        President, Sales, North American Industrial Truck Division of Hyster (from 1989 to May
                                        1992).

Daniel P. Gimmy                  48     Vice President, Law and Assistant Secretary of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Law and Secretary of Yale (from prior to 1989 through
                                        December 1993).

Dennis D. Hartman                51     Vice President, Product Strategy and Business Development of NACCO Materials Handling Group,
                                        Inc. (since January 1, 1994).  Vice President, Product Strategy and Business Development of
                                        the Company (from November 1993 through December 1993).  Vice President, Product Planning,
                                        Worldwide (from May 1992 to November 1993).  Vice President, Product Planning (from October
                                        1989 to May 1992).  Vice President, Product Planning of Hyster (from October 1989 to May
                                        1992).  Director, Corporate Planning and Equipment Sales Operations of Hyster (from prior to
                                        1989 to October 1989).

Roger A. Jensen                  54     Controller (since March 1990).  Controller of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Controller of Hyster (from prior to 1989 through 1993).

Ronny J. Leptich                 50     Vice President, Engineering, Worldwide of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Engineering, Worldwide of the Company and Hyster (from
                                        May 1992 and August 1992, respectively, through December 1993).  Vice President, Hyster-Yale
                                        Engineering (from May 1991 to May 1992).  Vice President, Hyster Engineering (from October
                                        1989 to May 1991).  Vice President, Engineering for Hyster (from prior to 1989 to August
                                        1992).

Graham Lovatt                    48     Vice President, Marketing, Hyster Europe of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Marketing, Hyster Europe of the Company (from May 1992 through December 1993).  Vice President, Marketing, Hyster Europe for Hyster (from 1990 to
                                        May 1992).  Marketing Director, Hyster Europe Limited (from prior to 1989 to 1990).

     NAME                        AGE                EMPLOYMENT HISTORY
     ----                        ---                ------------------
Thomas A. Magill                 52     Vice President, Manufacturing, Europe of NACCO Materials Handling Group, Inc. (since January
                                        1, 1994).  Vice President, Manufacturing, Europe of the Company (from May 1992 through
                                        December 1993).  Director of Manufacturing, Hyster-Europe (from February 1990 to May 1992).
                                        Plant Manager of the Company's Irvine, Scotland and Craigavon, Northern Ireland Plants (from prior to 1989 to January 1990).

Jeffrey C. Mattern               41     Treasurer (since August 1992).  Treasurer of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Treasurer of Hyster and Yale (from August 1992 through December 1993).
                                        Assistant Treasurer for Harnischfeger Industries, Inc. (manufacturer papermaking machinery, mining and materials handling equipment) (from prior to 1989 to July 1992).

William C. Maxwell               48     Vice President, Finance, Europe of NACCO Materials Handling Group, Inc. (since January 1,
                                        1994).  Vice President, Finance, Europe of the Company (from May 1993 through December
                                        1993).  Director, Financial Planning and Analysis of Hyster (from prior to 1989 to 1993).

Frank G. Muller                  52     Vice President (since January 1, 1994).  Vice President, President, Americas of NACCO
                                        Materials Handling Group, Inc. (since January 1, 1994).  Vice President, President, Hyster-
                                        Yale Americas of the Company (from May 1993 to December 1993).  Vice President,
                                        Manufacturing, Americas (from May 1992 to May 1993).  Vice President, Manufacturing of Yale
                                        (from prior to 1989 to 1992).  Vice President of Hyster and Yale (from February 1993 through
                                        December 1993).

Ronald D. Muller                 47     Vice President, Manufacturing, Worldwide of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Manufacturing, Worldwide of the Company (from May 1992 through December 1993).  Vice President, Manufacturing, North American Industrial Truck
                                        Division of Hyster (from October 1989 to May 1992).  Director of Manufacturing Staff, North
                                        American Industrial Truck Division of Hyster (from prior to 1989 to October 1989).

William P. O'Connell             58     Vice President, Engineering of NACCO Materials Handling Group, Inc. (since January 1, 1994).
                                        Vice President, Engineering of the Company (from May 1992 through December 1993).  Vice
                                        President, Hyster-Yale Engineering (from May 1991 to May 1992).  Vice President, Yale
                                        Engineering (from October 1989 to May 1991).  Vice President, Engineering of Yale (from prior to 1989 to October 1989).

     NAME                        AGE                EMPLOYMENT HISTORY
     ----                        ---                ------------------
David M. Pollock                 48     Vice President (since January 1, 1994).  Vice President, Managing Director, NACCO Materials
                                        Handling Group, Ltd. of NACCO Materials Handling Group, Inc. (since January 1, 1994).  Vice
                                        President, Managing Director, Hyster-Yale Europe of the Company (from May 1992 through
                                        December 1993).  Vice President, Managing Director, Hyster Europe (from October 1989 to May
                                        1992).  Vice President and Managing Director, Hyster Europe Limited for Hyster (from prior to 1989).  Vice President of Yale (from May 1992 through 1993).

Edward W. Ryan                   55     Vice President, President, Yale Materials Handling Corporation of NACCO Materials Handling
                                        Group, Inc. (since January 1, 1994).  Vice President, Yale Marketing of the Company (from
                                        May 1992 through December 1993).  President of Yale (from August 1993 through December
                                        1993).  Senior Vice President, Marketing for Yale (from prior to 1989).

Michael K. Smith                 49     Vice President, Finance and Information Systems, Americas of NACCO Materials Handling Group,
                                        Inc. (since February 9, 1994).  Vice President, Finance, Americas of NACCO Materials
                                        Handling Group, Inc. (from January 1, 1994 to February 9, 1994).  Vice President, Finance,
                                        Americas of the Company (from May 1993 through December 1993).  Vice President, Finance,
                                        Hennessy Industries, manufacturer of tire replacement equipment (from 1991 to 1993).  Vice
                                        President, Finance and Business, Bendix Automotive Systems Group of Bendix Corporation, a
                                        producer of automotive equipment (from prior to 1989 to 1990).

Colin Wilson                     39     Vice President, Marketing, Yale Europe of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Marketing, Yale Europe of the Company (from May 1992 through December 1993).  Marketing Director, Yale Europe Materials Handling Limited (from
                                        January 1992 to May 1992).  Sales and Marketing Director, Yale Materials Handling Limited
                                        (from prior to 1989 to January 1992).

ITEM 11.  EXECUTIVE COMPENSATION

              The following table sets forth the annual, long-term and all other compensation for services in all capacities to the Company of the five persons who were, as of December 31, 1993, the Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
- --------------------------

                                                                                                        LONG-TERM
                                                                                                       COMPENSATION
                                                     ANNUAL COMPENSATION                                  PAYOUTS
                                            -------------------------------------                      ------------
                                                                                                                       ALL OTHER
                                                                         OTHER ANNUAL              LTIP                 COMPEN-
NAME & PRINCIPAL             FISCAL          SALARY        BONUS         COMPENSATION             PAYOUTS               SATIONS
POSITION                      YEAR             ($)        ($) (3)            ($)                    ($)                   ($)
- ---------                    -----          ------        -------        --------               --------               -----------
Reginald R. Eklund            1993          $295,000      $96,274         $38,500(4)                ---                 $24,384(7)
President and Chief           1992          $260,004      $86,226         $38,433(4)            $199,986(6)             $30,117(7)
Executive Officer             1991          $250,000      $51,165         $27,205(4)                ---                $209,386(7)

David M. Pollock              1993          $232,096(1)   $39,781          $2,574(5)                ---                  $2,636(8)
Vice President,               1992          $239,570(1)   $41,250          $3,477(5)                ---                  $3,407(8)
Managing Director,            1991          $217,873(1)   $27,662         $15,374(5)                ---                  $4,238(8)
Hyster-Yale Europe

Frank G. Muller               1993          $157,440(2)   $62,382         $18,266(5)                ---                 $11,982(9)
Vice President,               1992          $128,715      $28,347          $9,170(5)                ---                  $9,681(9)
President, Hyster-Yale        1991          $119,016      $14,352          $1,272(5)                ---                    $546(9)
Americas

G. Michael Decker             1993          $156,332(2)   $37,986         $12,265(5)                ---                  $3,127(9)
Vice President, Finance,      1992             ---          ---             ---                     ---                    ---
Chief Financial Officer       1991             ---          ---             ---                     ---                    ---

Edward W. Ryan                1993          $142,908      $29,036          $9,013(5)                ---                 $12,862(9)
Vice President,               1992          $136,008      $25,532          $7,308(5)                ---                  $9,206(9)
Yale Marketing                1991          $132,096      $18,884          $6,089(5)                ---                    $618(9)

(1)     Includes overseas allowances paid to Mr. Pollock of $50,996, $69,445 and $65,573 for the years 1993, 1992 and 1991, respectively.

(2)     Mr. Muller was Vice President, Manufacturing, Hyster-Yale Americas through May 12, 1993 when he was elected Vice President,
        President, Hyster-Yale Americas.  Mr. Decker joined the Company February 1, 1993.

(3)     These amounts were paid in cash pursuant to the Hyster-Yale Annual Incentive Compensation Plan.

(4)     For Mr. Eklund, the amount listed for 1993 consists of payments of cash in lieu of perquisites as determined by the NMHG
        Nominating, Organization and Compensation Committee.  For 1992 the amount consists of payments of cash in lieu of perquisites totalling $26,014, as determined by the NMHG Nominating, Organization and Compensation

         Committee, and annual interest of $12,419 paid on a $200,000 promissory note previously held by him ("Mr. Eklund's Promissory Note"), which note bore interest at a rate equal to a 13-week U.S. Treasury Bill plus 2%, with a cap of 12%, compounded quarterly, which was payable by Yale on February 28, 1995 and which note represented the balance due to Mr. Eklund under the Yale Materials Handling Corporation 1985 Employee Incentive Plan that was terminated effective January 1, 1990. The principal and accrued interest of Mr. Eklund's Promissory Note were pre-paid in 1992. See note (6) below. The amount listed for 1991 consists of an annual interest payment on Mr. Eklund's Promissory Note of $21,360, and the use of a car, valued at $5,845.

(5) For Messrs. Muller, Decker and Ryan the amounts paid in 1993 of $18,226, $12,265 and $9,013, respectively, are cash payments in lieu of perquisites. For Mr. Pollock the following amounts represent the value of the use of a car: 1993 - $2,574, 1992 - $3,477 and 1991 -
         $4,020. For Messrs. Muller and Ryan the value of the use of a car for 1991 was $1,272 and $6,089, respectively. Mr. Pollock was reimbursed $11,354 in 1991 for tax return preparation fees covering the years 1987 through 1991.

(6) The amount listed was paid in cash to Mr. Eklund upon the pre-payment of Mr. Eklund's Promissory Note. See Note 4 above.

(7) For Mr. Eklund, the amounts listed include: for 1993, 1992 and 1991, $15,370, $14,963 and $909, respectively, consisting of Company contributions under the NACCO Materials Handling Group Profit Sharing Plan (formerly known as the Hyster-Yale Profit Sharing Plan); for 1992 and 1991, $9,464 and $23,402, respectively, consisting of deferred payments under the Yale Short-Term Incentive Compensation Deferral Plan earned by Mr. Eklund for 1985 and 1986; for 1993 and 1992, $9,014 and $5,690, respectively, consisting of Company allocations under the NACCO Materials Handling Group Unfunded Benefit Plan (formerly known as the Hyster-Yale Unfunded Deferred Compensation Plan), and for 1991, $185,075 for reimbursement by Hyster-Yale of relocation expenses.

(8) For Mr. Pollock the amounts listed were contributed by the Company to match before-tax contributions made under the Hyster-Yale Profit Sharing Plan (formerly known as the Hyster Employees' Savings Plan).

(9) For Messrs. Muller, Decker and Ryan the amounts listed consist of contributions made by the Company to the Hyster-Yale Profit Sharing Plan (formerly known as the Yale Materials Handling Corporation Employee Profit Sharing and Stock Ownership Plan).

LONG-TERM INCENTIVE PLAN

         The following table sets forth information about awards to the Named Executive Officers for the calendar year 1994, and estimated payouts in the future under the long-term incentive plan of the Company.

                           LONG-TERM INCENTIVE PLANS
                  AWARDS IN LAST FISCAL YEAR FOR FUTURE YEARS


                                                                                    ESTIMATED FUTURE PAYOUTS
                                                                                UNDER NON-STOCK PRICE-BASED PLANS
                                                                          ---------------------------------------------
                                 NUMBER OF          PERFORMANCE
                                  SHARES,            OR OTHER
                                 UNITS OR           PERIOD UNTIL
                                OTHER RIGHTS         MATURATION           THRESHOLD          TARGET            MAXIMUM
       NAME                      ($ OR #)            OR PAYOUT             ($ OR #)         ($ OR #)          ($ OR #)
- -----------------------------------------------------------------------------------------------------------------------
 Reginald R. Eklund           100,403 Units(1)        10 years(1)          $0 (1)        $2,190,772(1)            (1)

 David M. Pollock              27,628 Units(1)        10 years(1)          $0 (1)          $602,843(1)            (1)

 Frank G. Muller               43,558 Units(1)        10 years(1)          $0 (1)          $950,436(1)            (1)

 G. Michael Decker             24,587 Units(1)        10 years(1)          $0 (1)          $536,488(1)            (1)

 Edward W. Ryan                14,851 Units(1)        10 years(1)          $0 (1)          $324,049(1)            (1)

(1)    Effective on January 1, 1994, Messrs. Eklund, Pollock, Muller, Decker and Ryan were awarded 100,403, 27,628, 43,558, 24,587 and 14,851 book value appreciation units, respectively, under the NACCO Materials Handling Group, Inc. Long-Term Incentive
       Compensation Plan (the "NMHG Long-Term Plan") at a specified "base period price per unit".  These book value appreciation units were awarded by the NMHG Nominating, Organization and Compensation Committee to each individual upon the recommendation of the Company's outside compensation consultant in order to make the potential amounts paid under the NMHG
       Long-Term Plan competitive within the potential amounts paid under long-term incentive compensation plans in similar industries.  Under the NMHG Long-Term Plan, these units will vest ten years from the date of award.  (For example, December
       31, 2003 for units awarded effective January 1, 1994) (or earlier in the event of the participant's death, permanent disability or retirement, or in the event of any other termination of employment with the approval of the NMHG Nominating,
       Organization and Compensation Committee.)  At any time following the fifth anniversary of the date of an award, a participant may also annually request that the Committee permit the vesting of up to (a)  20% of the number of book value appreciation units for the purchase of a principal residence for the individual or the payment of medical or educational expenses of the individual, his spouse or dependents or (b)  10% of the number of book value appreciation units for any other purpose, provided that such request may only apply to an aggregate of 40% of the number of book value appeciation units originally granted in an award.  Upon vesting, the participant is entitled to receive a payment the appreciation in the book value per unit over the base period price per unit.  At target return on equity over ten years, Messrs. Eklund, Pollock, Muller, Decker and Ryan's book value appreciations units would entitle them to cash payments on December 31, 2003 of $2,190,772, $602,843, $950,436, $536,488 and $324,049, respectively, which amounts may be greater or less depending on whether NMHG's book value has increased or decreased in comparison to the target book value growth over the period.  Effective on January 1, 1993,

    Messrs. Eklund, Muller and Pollock were awarded 21,690, 3,958 and 3,121 book value appreciation units, respectively, and effective April 1, 1993, Mr. Decker was awarded 31,192 of such units. Also, Messrs. Muller and Ryan were awarded 31,739 and 4,237 of such units effective on July 1, 1993 and October 1, 1993, respectively. For units granted as of January 1, 1993, at target return on equity over ten years, Messrs. Eklund, Pollock and Muller's book value appreciation units would entitle them to cash payments on December 31, 2002 of $632,480, $91,008 and $115,415, respectively, which amounts may be greater or less, depending upon whether NMHG's book value has increased or decreased in comparison to the target for book value growth over the period. The NMHG Long-Term Plan has no specified maximum payout. Similarly, for units granted as of July 1 and October 1 of 1993, at target return on equity Mr. Decker would be entitled to a cash payment of $907,063 on March 31, 2003, and Messrs. Muller and Ryan would be entitled to cash payments of $910,909 and $118,848 on June 30, 2003 and September 30, 2003, respectively. Mr. Eklund was previously awarded 65,000 book value appreciation units effective on January 1, 1990, which units will vest on December 31, 1999. Effective January 1, 1990, Messrs. Pollock, Muller and Ryan were also awarded 35,620, 15,154 and 15,154 units, respectively, which will also vest on December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Dennis W. LaBarre, a director and member of the Nominating, Organization and Compensation Committee of the Company, is a partner in the law firm of Jones, Day, Reavis & Pogue. Such firm provided legal services on behalf of the Company during 1993 on a variety of matters, and it is anticipated that such firm will provide such services in 1994.

         Alfred M. Rankin, Jr. and Ward Smith who are directors of NACCO and the Company and members of the Compensation Committee of the Company, were President and Chairman of the Board, respectively, of the Company for a brief period of time in 1989.

PENSION PLAN

         HYSTER-YALE PENSION PLANS

         Mr. Pollock is covered by the non-contributory defined benefit cash balance plan (qualified and non-qualified) of the Company. Messrs. Eklund, Decker, Muller and Ryan have never been covered by any defined benefit pension plans of the Company, Hyster or Yale. Each year, effective as of January 1, 1992, an amount is credited to a notional account for each covered employee equal to a percentage of the employee's compensation (including bonuses and salary deferrals) for such year, in accordance with an age-based formula that is integrated with Social Security. The notional account balances are then credited with interest each year until the employee's normal retirement date (generally, age 65) at a stated rate of interest. The notional account balances are paid in the form of a lump sum payment or converted to an annuity to provide monthly benefit payments.

         The estimated annual pension benefit (including prior plan benefits, if any) for Mr. Pollock under the cash balance plan, which would be payable on a straight life annuity basis at normal retirement age, is $89,300.

COMPENSATION OF DIRECTORS

         The Company's directors are compensated for their service to the Company in accordance with the current practices of NACCO. Directors and officers of the Company who are employees of NACCO will be compensated principally by NACCO and will participate in employee benefit plans of NACCO. Currently, two directors of the Company (Messrs. Ward Smith and Alfred M. Rankin, Jr.) are employed by NACCO and receive their compensation and employee benefits from NACCO. Officers of the Company who are also directors receive no additional compensation for their services as a director. Mr. Eklund is both an officer and a director of the Company. Mr. Eklund receives his salary and benefits from the Company. The directors of the Company who are also directors of NACCO are currently compensated by NACCO with respect to their Company Board of Directors activities, and the Company reimburses NACCO for a pro rata share (with NACCO and two other subsidiaries of NACCO) of the compensation paid by NACCO to its directors who are also directors of NACCO. Each NACCO director who is not an officer of NACCO receives a retainer of $24,000 for each calendar year of service on the NACCO and subsidiary Board of Directors. In addition, each such director receives $500 for attending each meeting of the NACCO or subsidiary Board of Directors and each meeting of a committee thereof. Such fees for attendance at Board meetings and committee meetings may not exceed $1,000 per day. In addition, the chairman of each committee of the NACCO or subsidiary Board of Directors receives $4,000 for each calendar year for service as committee chairman. Directors of the Company who are neither directors of NACCO nor officers of the Company are paid by the Company $9,000 for each calendar year, plus $500 for attending each meeting of the Company Board of Directors and each meeting of a committee thereof (such fees for attendance at Board of Directors' meetings and multiple committee meetings do not exceed $1,000 per day).


ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

THE COMPANY

         The Company currently has 10,000 authorized shares of Common Stock which is the only authorized class of Company capital stock, of which 5,598.857 shares are currently issued and outstanding. NACCO Industries, Inc., a Delaware corporation, with its headquarters located at 5875 Landerbrook Drive, Mayfield Heights, Ohio 44124-4017, is the beneficial owner of 5,435.826 shares (97%) of Common Stock. No officer or director of the Company beneficially owns any shares of the Common Stock. In connection with the financing of the acquisition of Hyster, all of the Company's Common Stock owned beneficially by NACCO was pledged to lenders to secure the Company's obligations under a Credit Agreement entered into to finance the acquisition.

BENEFICIAL OWNERSHIP OF NACCO SECURITIES

         Set forth in the following table is the indicated information with respect to beneficial ownership of Class A Common Stock, par value $1.00 per share ("Class A Common") and Class B Common Stock, par value $1.00 per share ("Class B Common"), of NACCO, by the directors and Named Executive Officers of the Company and all executive officers and directors of the Company as a group as of January 15, 1994. Each share of Class A Common is entitled to one vote on all matters brought before a meeting of NACCO's stockholders, while each share of Class B Common is entitled to ten votes on each such matter. Beneficial ownership of Class A Common and Class B Common has been determined for this purpose in accordance with Rule 13d-3 of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which provides, among other things, that a person is deemed to be the beneficial owner of Class A Common or Class B Common if such person, directly or indirectly, has or shares voting power or investment power in respect of such stock or has the right to acquire such ownership within sixty days. Accordingly, the amounts shown in the table do not purport to represent beneficial ownership for any purpose other than compliance with SEC reporting requirements. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of Class A Common or Class B Common.

                                              Amount and Nature of Beneficial Ownership
                                              -----------------------------------------
                                                        Sole            Shared
                                                     Voting and        Voting or                            Percent of
                                  Title of           Investment       Investment         Aggregate            Class
    Name                           Class                Power            Power            Amount              (1)(2)
    ----                          --------           -----------      ----------        ----------          ----------
Frank E. Taplin, Jr.              Class A               467,290         14,000 (3)          481,290               6.67%
                                  Class B               284,728          7,000 (3)          291,728 (4)          16.52%

Owsley Brown II                   Class A                 1,056            --                 1,056                 --
                                  Class B                   --             --                   --                  --

John J. Dwyer                     Class A                 1,583            --                 1,583                 --
                                  Class B                   --             --                   --                  --

Robert M. Gates                   Class A                   184            --                   184                 --
                                  Class B                   --             --                   --                  --

E. Bradley Jones                  Class A                   898            --                   898 (5)             --
                                  Class B                   200            --                   200                 --

Dennis W. LaBarre                 Class A                   998            --                   998                 --
                                  Class B                   100            --                   100                 --

Yoshinori Ohno                    Class A                   --             --                   --                  --
                                  Class B                   --             --                   --                  --

Alfred M. Rankin, Jr.             Class A                96,644        132,253 (6)          253,897 (7)           3.52%
                                  Class B                47,998         66,000 (6)          113,998 (4)           6.46%

Claiborne R. Rankin               Class A               109,716            --               109,716 (8)           1.52%
                                  Class B                56,518            --                56,518 (4)(8)        3.20%

                                                    Sole              Shared
                                                 Voting and          Voting or                            Percent of
                                  Title of       Investment         Investment         Aggregate            Class
    Name                           Class           Power              Power              Amount             (1)(2)
    ----                          --------      -----------         ----------        ----------          ----------
John C. Sawhill                   Class A           3,959               --                3,959                   --
                                  Class B             --                --                  --                    --

Ward Smith                        Class A          12,900               --               15,400 (7)             0.21%
                                  Class B             200               --                  200                   --

Britton T. Taplin                 Class A          21,079               --               21,079                 0.29%
                                  Class B          28,495               --               28,495 (4)             1.61%

David F. Taplin                   Class A          15,548               --               15,548                 0.22%
                                  Class B          13,550               --               13,550 (4)             0.77%

Richard B. Tullis                 Class A           2,998               --                2,998                   --
                                  Class B             --                --                  --                    --

Reginald R. Eklund                Class A           1,178 (9)           --                1,178                   --
                                  Class B             --                --                  --                    --

David M. Pollock                  Class A             --                --                  --                    --
                                  Class B             --                --                  --                    --

G. Michael Decker                 Class A             --                --                  --                    --
                                  Class B             --                --                  --                    --

Frank G. Muller                   Class A             178 (9)           500                 678                   --
                                  Class B             --                --                  --                    --

Edward W. Ryan                    Class A             378 (9)           --                  378                   --
                                  Class B             --                --                  --                    --


All executive                     Class A         738,418           146,753             912,671 (7)(10)        12.65%
officers and                      Class B         431,789            73,000             504,789 (4)            28.59%
directors as a group
(36 persons)

    (1)   The shares included in note 6 were deemed to be outstanding as of January 15, 1994 for purposes of calculating the percentage owned at such date pursuant to Rule 13d-3 under the Exchange Act.

    (2)   Less than 0.1% except as otherwise indicated.

    (3)   Frank E. Taplin, Jr., his sister Clara Taplin Rankin, and his brother Thomas E. Taplin are co-settlors of a trust holding an aggregate of 42,000 shares of Class A Common and 21,000 shares of Class B Common, in which each retains a reversionary interest with respect to 14,000 of

      such shares of Class A Common and 7,000 of such shares of Class B Common. The Class B Common held by the foregoing trust is subject to the Stockholders' Agreement described in note (4).

(4)   A Schedule 13D filed with the SEC with respect to Class B Common on
      March 24, 1990, and amended on April 11, 1990 by Amendment No. 1, on
      March 18, 1991 by Amendment No. 2, on March 23, 1992 by Amendment No. 3 and on March 10, 1993 by Amendment No. 4, and amended and restated on March 30, 1994 by Amendment No. 5 (the "Schedule 13D"), reported that the following individuals and entities, together in certain cases with related revocable trusts and custodianships: Clara Taplin Rankin, Alfred M. Rankin, Jr., Victoire G. Rankin, Helen P. Rankin, Clara T. Rankin, Thomas
      T. Rankin, Matthew M.  Rankin, Claiborne R. Rankin, Chloe O. Rankin, Roger
      F. Rankin, Bruce T. Rankin, Frank E. Taplin, Jr., Margaret E. Taplin, Martha S. Kelly, Susan S. Panella, Jennifer T. Jerome, Caroline T. Ruschell, David F. Taplin, Thomas E. Taplin, Beatrice B. Taplin, Thomas E. Taplin, Jr., Theodore D. Taplin, Britton T. Taplin, Frank F. Taplin, and National City Bank, as trustee of certain irrevocable trusts for the benefit of certain individuals named above, their family members and others (collectively, together with such individuals, revocable trusts and custodianships, the "Signatories"), are parties with NACCO and Society National Bank (successor by merger to Ameritrust Company National Association), as depository, to a Stockholders' Agreement, dated as of March 15, 1990, as amended, covering the shares of Class B Common beneficially owned by each of the Signatories (the "Stockholders' Agreement"). The Stockholders' Agreement requires that each Signatory, prior to any conversion of such Signatory's shares of Class B Common into Class A Common or prior to any sale or transfer of Class B Common to any permitted transferee (under the terms of the Class B Common) who has not become a Signatory, to offer such shares to all of the other Signatories on a pro rata basis. A Signatory may sell or transfer all shares not purchased under the right of first refusal as long as they first are converted into Class A Common prior to their sale or transfer. Accordingly, the Signatories may be deemed to have acquired beneficial ownership of all of the Class B Common subject to the Stockholders' Agreement, an aggregate of 1,542,757 shares, as a "group" as defined under the Exchange Act. The shares subject to the Stockholders' Agreement constitute 87.38% of the Class B Common outstanding on January 15, 1994, or 62.03% of the combined voting power of all Class A Common and Class B Common outstanding on such date. Certain Signatories own Class A Common, which is not subject to the Stockholders' Agreement. Under the Stockholders' Agreement, NACCO may, but is not obligated to, buy any of the shares of Class B Common not purchased by the Signatories following the trigger of the right of first refusal. The Stockholders' Agreement does not restrict in any respect how a Signatory may vote such Signatory's shares of Class B Common. The Class B Common shown in the foregoing table as beneficially owned by named persons who are Signatories is subject to the Stockholders' Agreement.

(5) While Mr. Jones, a director of the Company, is a Trustee of Fidelity Funds, he has not exercised and does not presently intend to exercise any voting or investment power over any of the 951,829 shares of Class A Common in which a Schedule 13G filed with the SEC for NACCO on February 14, 1992 and amended on February 16, 1993 by Amendment No. 1 and amended and restated on February 14, 1994 by Amendment No. 2 reported that FMR Corp. and certain related parties, including Fidelity Funds, have a beneficial ownership interest.

 (6) Represents shares in a certain trust of which Mr. Rankin, Jr. became a trustee on February 9, 1994, and a certain trust of which he became a trustee on March 10, 1994, succeeding his father, Alfred M. Rankin, who died on January 23, 1994.

 (7) Includes the following shares which such persons have, or had, within 60 days after January 15, 1994, the right to acquire upon the exercise of stock options: Mr. Smith, 2,500 shares of Class A Common; Mr. Rankin, Jr., 25,000 shares of Class A Common, and all executive officers and directors of the company as a group, 27,500 shares of Class A Common.

 (8) Includes 16,261 shares of Class A Common and 4,688 shares of Class B Common owned by members of Mr. Rankin's immediate family for which Mr. Rankin serves as custodian, as to which Mr. Rankin disclaims beneficial ownership.

 (9) Includes 178 shares of Class A Common owned on behalf of Messrs. Eklund, Muller and Ryan by the Yale Materials Handling Corporation Employee Profit Sharing and Stock Ownership Plan, as to which the individuals exercise voting power.

 (10) Includes 20 shares of Class A Common owned by a member of the immediate family of an executive officer as to which such executive officer disclaims beneficial ownership.

       Frank E. Taplin, Jr. and Thomas E. Taplin (who was, as of December
31, 1993, the beneficial owner of an aggregate of 584,114 shares of Class A Common and, as of January 15, 1994, 317,000 shares of Class B Common) are brothers, and Clara Taplin Rankin (who was, as of December 31, 1993, the beneficial owner of an aggregate of 640,741 shares of Class A Common and, as of January 15, 1994, 335,568 shares of Class B Common) is their sister. Britton
T. Taplin is the son of Thomas E. Taplin and the nephew of Frank E. Taplin, Jr. and Clara Taplin Rankin. David F. Taplin is the son of Frank E. Taplin, Jr. and the nephew of Thomas E. Taplin and Clara Taplin Rankin. Clara Taplin Rankin is the mother of Alfred M. Rankin, Jr. and Claiborne R. Rankin. The combined beneficial ownership of such persons equals 2,106,385 shares or 29.19% of Class A Common and 1,156,857 shares or 65.52% of Class B Common outstanding on January 15, 1994. The combined beneficial ownership of all directors of the Company, together with Clara Taplin Rankin, Thomas E. Taplin and all of the executive officers of the Company whose beneficial ownership of Class A Common and Class B Common (including shares which would be held by such directors if they exercised certain stock options) must be disclosed in the foregoing table in accordance with Rule 13d-3 under the Exchange Act, equals 2,136,776 shares or 29.61% of Class A Common and 1,157,357 shares or 65.55% of Class B Common outstanding on January 15, 1994 (including shares which would be outstanding if certain stock options were exercised by such directors). Such shares of Class A Common and Class B Common represent 55.12% of the combined voting power of all Class A Common and Class B Common outstanding on such date (including those shares which would be outstanding if the stock options referred to above were exercised).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          As a result of its ownership of in excess of 97% of the Company's stock, NACCO controls the Company and has the power to elect the Company's entire Board of Directors and to make certain strategic decisions concerning the Company (including decisions relating to mergers, consolidations or the sale of all or substantially all of the assets of the Company) without the approval of other stockholders. However, the Company has operated and conducted its day-to-day business autonomously.

TAX AGREEMENT

          So long as the Company continues to meet the definition of an included corporation for Federal income tax purposes, as that definition may change from time to time, NACCO intends to include the Company in the consolidated Federal income tax returns of NACCO. NACCO and the Company are parties to an income tax share agreement providing for the allocation of Federal income tax liabilities. Under the agreement, the Company will be compensated by NACCO for certain of its tax attributes (e.g., any available tax credits), while all Federal income tax deficiencies and refunds relating to the Company for prior and future years are charged or credited to the Company as they are finally determined. Under this arrangement, the Company will pay to NACCO an amount equal to the taxes that would be payable by the Company if it were a corporation filing a separate return.

          A similar arrangement currently exists between NACCO and NMHG and between NACCO and each of its other subsidiaries.

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE AND OTHER NACCO SERVICES

          NACCO provides directors' and officers' liability insurance to the Company's directors and officers, with the Company reimbursing NACCO for a portion of such costs. The Company may also make use and be charged for the use of NACCO's corporate airplane. NACCO is also expected to provide certain legal, accounting and insurance services to the Company for which it will be reimbursed.

OTHER

          Mr. Yoshinori Ohno is President of S-Y. S-Y manufactures semi-complete or complete industrial lift trucks which are purchased by NMHG, Yale Europe and Jungheinrich. S-Y also markets in Japan industrial truck products it manufactures and which it imports from NMHG. For a discussion of inter-affiliate transactions involving S-Y see Note F, Investments, on pages F-13 and F- 14.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) and (2)   The response to Item 14(a)(1) and (2) is set forth
beginning at page F-1 of this Annual Report on Form 10-K.

          (a)(3) Listing of Exhibits - See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

          (b) The Company has not filed any Current Reports on Form 8-K during the fourth quarter of 1993.

          (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

          (d) Financial Statement Schedules - The response to Item 14(d) is set forth beginning at page F-31 of this annual Report on Form 10-K.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          Neither an annual report nor a proxy statement covering the Company's last fiscal year has been circulated or is going to be circulated to security holders.

                                   SIGNATURES


          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Hyster-Yale Materials Handling, Inc.


                                   By:  REGINALD R. EKLUND
                                        -------------------------------------
                                        Reginald R. Eklund
                                        President and Chief Executive Officer



Date:  March 21, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Reginald R. Eklund                       President and Chief Executive                 March 21, 1994
  ------------------------                 Officer (Principal Executive
  Reginald R. Eklund                       Officer), Director


  G. Michael Decker                        Vice President, Finance                       March ___, 1994
  ------------------------                 and Chief Financial Officer
  G. Michael Decker                        (Principal Financial Officer)


  Roger A. Jensen                          Controller (Principal                         March 30, 1994
  ------------------------                 Accounting Officer)
  Roger A. Jensen

* Owsley Brown II                          Director                                      March 29, 1994
  ------------------------
  Owsley Brown II

* John J. Dwyer                            Director                                      March 29, 1994
  ------------------------
  John J. Dwyer

* Robert M. Gates                          Director                                      March 29, 1994
  ------------------------
  Robert M. Gates

* E. Bradley Jones                         Director                                      March 29, 1994
  ------------------------
  E. Bradley Jones

* Dennis W. LaBarre                        Director                                      March 29, 1994
  ------------------------
  Dennis W. LaBarre

* Yoshinori Ohno                           Director                                      March 29, 1994
  ------------------------
  Yoshinori Ohno

* Alfred M. Rankin, Jr.                    Director                                      March 29, 1994
  ------------------------
  Alfred M. Rankin, Jr.

* Claiborne R. Rankin                      Director                                      March 29, 1994
  ------------------------
  Claiborne R. Rankin

* John C. Sawhill                          Director                                      March 29, 1994
  ------------------------
  John C. Sawhill

* Ward Smith                               Director                                      March 29, 1994
  ------------------------
  Ward Smith

* Britton T. Taplin                        Director                                      March 29, 1994
  ------------------------
  Britton T. Taplin

                                           Director                                      March    , 1994
  ------------------------                                                                     ---
  David F. Taplin

* Frank E. Taplin, Jr.                     Director                                      March 29, 1994
  ------------------------
  Frank E. Taplin, Jr.

* Richard B. Tullis                        Director                                      March 29, 1994
  ------------------------
  Richard B. Tullis

*Bergen I. Bull, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



  Bergen I. Bull                                               March 29, 1994
  --------------------------------
  Bergen I. Bull, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 14 (A) (1) AND (2), AND ITEM 14 (D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

                      HYSTER-YALE MATERIALS HANDLING, INC.

                                PORTLAND, OREGON

FORM 10-K

ITEM 14 (A) (1) AND (2)

HYSTER-YALE MATERIALS HANDLING, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and subsidiaries are included in Item 8:

    Report of Independent Accountants for years ended December 31, 1993, 1992 and 1991

    Consolidated balance sheets--December 31, 1993 and December 31, 1992

    Consolidated statements of income--Years ended December 31, 1993, 1992 and 1991

    Consolidated statements of cash flows--Years ended December 31, 1993, 1992 and 1991

    Consolidated statements of stockholders' equity--Years ended December 31, 1993, 1992 and 1991

    Notes to consolidated financial statements--December 31, 1993

The following consolidated financial statement schedules of Hyster-Yale Materials Handling, Inc. and subsidiaries are included in Item 14 (d):

    Schedule    V --          Property, plant and equipment

    Schedule   VI --          Accumulated depreciation and amortization of
                              property, plant and equipment

    Schedule VIII --          Valuation and qualifying accounts (accounts not
                              required or not material have been omitted)

    Schedule   IX --          Short-term borrowings

    Schedule    X --          Supplementary income statement information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    Report of Independent Public Accountants


To the Board of Directors and Stockholders of Hyster-Yale Materials Handling, Inc.:

We have audited the accompanying consolidated balance sheets of Hyster-Yale Materials Handling, Inc. (an indirect, majority-owned subsidiary of NACCO Industries, Inc.) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the financial position of Hyster-Yale Materials Handling, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company has given retroactive effect to the change in its method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the list of financial statements and financial statement schedules are presented for purposes of complying with the Securities and Exchange commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



Portland, Oregon
   February 4, 1994


                             Arthur Andersen & Co.

CONSOLIDATED BALANCE SHEETS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES




                                                                                    December 31
                                                                            --------------------------
                                                                                             (Restated)
                                                                              1993              1992
                                                                            --------          --------
                                                                                  (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 20,255         $  7,865
  Accounts receivable, net                                                    104,959           97,157
  Inventories                                                                 151,216          167,269
  Prepaid expenses and other                                                    7,547            5,376
  Assets held for sale                                                         11,991           11,811
  Deferred income taxes                                                         6,639            1,099
                                                                             --------         --------
                                                                              302,607          290,577
                                                                             --------         --------

OTHER ASSETS                                                                    9,969           14,594


PROPERTY, PLANT AND EQUIPMENT, NET                                            121,732          128,127


DEFERRED CHARGES:
  Goodwill, net                                                               383,927          394,799
  Deferred financing costs                                                      7,285            9,534
  Other                                                                         7,515            8,779
                                                                             --------         --------
                                                                              398,727          413,112
                                                                             --------         --------
      TOTAL ASSETS                                                           $833,035         $846,410
                                                                             ========         ========





See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES





                                                                                            December 31,
                                                                                    ---------------------------
                                                                                                      (Restated)
                                                                                      1993               1992
                                                                                    ----------         --------
                                                                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                     $ 97,753         $ 71,578
  Short-term obligations                                                                  7,853            6,121
  Current maturities of long-term obligations                                            28,388            7,968
  Accrued expenses                                                                       66,664           73,284
  Accrued income taxes                                                                   22,266           21,846
  Deferred income taxes                                                                   2,383            6,531
                                                                                       --------         --------
                                                                                        225,307          187,328
                                                                                       --------         --------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES:
  Notes payable                                                                         140,591          192,489
  Senior subordinated debentures                                                        149,752          200,000
                                                                                       --------         --------
                                                                                        290,343          392,489
                                                                                       --------         --------
OTHER LIABILITIES:
  Self insurance reserves                                                                33,098           30,377
  Deferred income taxes                                                                  14,180            8,189
  Other                                                                                  12,981           12,636
                                                                                       --------         --------
                                                                                         60,259           51,202
                                                                                       --------         --------
STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share, authorized
     10,000 shares; outstanding - 5,599 shares                                                6                6
  Capital in excess of par value                                                        178,192          124,390
  Retained income                                                                        82,875           91,287
  Foreign currency translation adjustment                                                 2,503            4,695
  Other                                                                                  (6,450)          (4,987)
                                                                                       --------         --------
                                                                                        257,126          215,391
                                                                                       --------         --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $833,035         $846,410
                                                                                       ========         ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES



                                                                                       Year Ended December 31,
                                                                            ------------------------------------------
                                                                                            (Restated)       (Restated)
                                                                              1993             1992             1991
                                                                            --------         --------         --------
                                                                                          (in thousands)
NET SALES                                                                    $908,176        $865,889         $790,618


COST OF SALES                                                                 724,114         673,898          611,951
                                                                             --------         -------         --------

      Gross Profit                                                            184,062         191,991          178,667


SELLING, ADMINISTRATIVE AND
   GENERAL EXPENSES                                                           133,657         136,851          126,292
GOODWILL AMORTIZATION                                                          10,844          10,844           10,844
                                                                             --------         -------         --------
                                                                              144,501         147,695          137,136
                                                                             --------         -------         --------

      Operating Profit                                                         39,561          44,296           41,531

OTHER INCOME (EXPENSE):
   Interest income                                                                815           1,480            4,754
   Interest expense                                                           (40,411)        (44,201)         (49,498)
   Gain(loss) on sale of assets                                                 2,456             (79)              18
   Other, net                                                                  (4,113)          2,975             (563)
                                                                             --------         -------         --------
                                                                              (41,253)        (39,825)         (45,289)
                                                                             --------         -------         --------

      Income (Loss) Before Income Taxes and                                    (1,692)          4,471           (3,758)
      Extraordinary Charge

PROVISION (BENEFIT) FOR INCOME TAXES                                            3,428           3,160           (4,830)
                                                                             --------         -------         --------
INCOME(LOSS) BEFORE EXTRAORDINARY CHARGE                                       (5,120)          1,311            1,072

EXTRAORDINARY CHARGE, NET OF TAX                                               (3,292)           -                -
                                                                             --------         -------         --------
    NET INCOME(LOSS)                                                         ($ 8,412)        $ 1,311         $  1,072
                                                                             ========         =======         ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                                                                           Year Ended December 31,
                                                                      ------------------------------
                                                                                (Restated) (Restated)
                                                                         1993      1992      1991
                                                                      ---------  --------  ---------
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)                                                    ($8,412)    $1,311       $1,072
  Adjustments to reconcile net income(loss) to net
    cash provided by (used for) operating activities:
      Extraordinary charge, net of tax                                  2,007          -            -
      Depreciation and amortization                                    31,721     32,177       32,463
      Deferred income taxes                                            (1,335)       423       (3,975)
      Currency exchange (gains)losses                                     103     (5,691)      (1,517)
      Other                                                             2,846     (5,042)       2,844
      Changes in operating assets and liabilities:
        Accounts receivable                                           (11,777)   (12,278)      28,576
        Inventories                                                    14,203    (12,335)       6,475
        Prepaid expenses and other                                     (2,261)     1,507       17,166
        Accounts payable and accrued expenses                           6,319     (7,519)      (3,606)
        Accrued income taxes                                              730    (18,352)     (14,057)
                                                                    ---------   --------    ---------
  Net cash provided by (used for) operating activities                 34,144    (25,799)      65,441
                                                                    ---------   --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                      (20,208)   (24,252)     (17,207)
  Proceeds from sale of assets                                          3,989     22,294        1,458
  Other                                                                 1,787        108       (1,758)
                                                                    ---------   --------    ---------
  Net cash provided by (used for) investing activities                (14,432)    (1,850)     (17,507)
                                                                    ---------   --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term obligations                                    1,297        258       12,059
  Reduction of long-term obligations                                  (32,288)   (25,574)     (58,305)
  Revolving credit facility, net                                      (25,500)    25,500      (42,000)
  Working capital financing                                            16,172          -            -
  Capital contribution                                                 28,273          -            -
  Short-term obligations, net                                           3,153      6,178       (7,168)
  Capital grants and other                                              2,657      2,020        1,848
                                                                    ---------   --------    ---------
  Net cash provided by (used for) financing activities                 (6,236)     8,382      (93,566)
                                                                    ---------   --------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (1,086)    (2,664)      (9,807)
                                                                    ---------   --------    ---------
CASH AND CASH EQUIVALENTS:
  Increase(decrease) for the year                                      12,390    (21,931)     (55,439)
  Balance at the beginning of the year                                  7,865     29,796       85,235
                                                                    ---------   --------    ---------
  Balance at the end of the year                                      $20,255     $7,865      $29,796
                                                                    =========   ========    =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                                                                          Year Ended December 31,
                                                                     -------------------------------
                                                                                (Restated) (Restated)
                                                                        1993       1992       1991
                                                                     ---------  ---------  ---------
                                                                             (In thousands)
COMMON STOCK                                                               $6         $6           $6
                                                                    ---------- ----------   ----------
CAPITAL IN EXCESS OF PAR VALUE
  Beginning balance                                                   124,390    124,390      124,390
  Capital contribution                                                 53,802          -            -
                                                                    ---------- ----------   ----------
                                                                      178,192    124,390      124,390
                                                                    ---------- ----------   ----------
RETAINED INCOME:
  Beginning balance                                                    91,287     89,976       88,904
  Net income(loss)                                                     (8,412)     1,311        1,072
                                                                    ---------- ----------   ----------
                                                                       82,875     91,287       89,976
                                                                    ---------- ----------   ----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
  Beginning balance                                                     4,695     24,879       43,140
    Foreign currency translation adjustment: including an
    aggregate hedging transaction gain (loss) on net foreign
    investments for the period of $31 in 1993, $16 in 1992,
      and $(9,458) in 1991.                                            (2,192)   (20,184)     (18,261)
                                                                    ---------- ----------   ----------
                                                                        2,503      4,695       24,879
                                                                    ---------- ----------   ----------
OTHER EQUITY TRANSACTIONS:
  Treasury Stock                                                       (4,987)    (4,987)      (4,987)
  Pension Liability Adjustment                                         (1,463)         -            -
                                                                    ---------- ----------   ----------
                                                                       (6,450)    (4,987)      (4,987)
                                                                    ---------- ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                           $257,126   $215,391     $234,264
                                                                    ========== ==========   ==========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE A--ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The accompanying consolidated financial statements of Hyster-Yale Materials Handling, Inc. and subsidiaries (the Company) include the accounts of Hyster-Yale Materials Handling, Inc. (Hyster-Yale), a 97% owned subsidiary of NACCO Industries, Inc. (NACCO), and its wholly-owned subsidiaries Hyster Company (Hyster) and Yale Materials Handling Corporation (Yale).

Effective January 1, 1994 Yale was merged into Hyster with the resulting company renamed NACCO Materials Handling Group, Inc. which continues to be a wholly-owned subsidiary of Hyster-Yale.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) #109, "Accounting for Income Taxes." The Company elected to retroactively apply its provisions to January 1, 1989 and has restated the accompanying comparative consolidated financial statements (see Note J).

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Hyster-Yale and its majority-owned domestic and international subsidiaries except for a Brazilian subsidiary. Income from Companhia Hyster, the Brazilian subsidiary, will be recognized when cash is received in the form of a dividend. Investments in Sumitomo-Yale Company, Ltd. (S-Y), a 50% owned joint venture and Yale Financial Services, Inc. (YFS, Inc.), a 20% owned joint venture are accounted for by the equity method. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

CASH AND CASH EQUIVALENTS:
The Company considers cash equivalents to be investments purchased with a maturity of three months or less.

INVENTORIES:
Inventories are stated at the lower of cost or market. Cost has been determined under the last-in, first-out (LIFO) method for domestic inventories and under the first-in, first-out (FIFO) method with respect to all other inventories. Costs for inventory valuation include labor, material and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT:
Depreciation of plant and equipment is computed using the straight-line method over the estimated useful service lives for purposes of financial reporting. For tax purposes, an accelerated method is generally used. Maintenance and repairs are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE A--ACCOUNTING POLICIES--CONTINUED

GOODWILL
Goodwill, which represents the excess purchase price paid over the fair value of the net assets acquired in the acquisition of Hyster Company, is amortized on a straight-line basis over 40 years. Amortization was $10.8 million in each of 1993, 1992, and 1991 respectively after restatement for SFAS 109 (see Note
J). Accumulated amortization was $49.6 million and $38.7 million at December 31, 1993 and 1992. Management regularly evaluates its accounting for goodwill considering such factors as historical and future profitability and believes that the asset is realizable and the amortization period is still appropriate.

DEFERRED FINANCING COSTS:
Deferred financing costs from the acquisition of Hyster Company are being amortized over the term of the related indebtedness. Amortization of deferred financing costs was $1.9 million in 1993 and $2.1 million in 1992 and 1991. In addition, $1.4 million of deferred financing costs were written-off in conjunction with the extraordinary charge (see Note B).

PRODUCT DEVELOPMENT COSTS:
Expenditures associated with the development of new products and changes to existing products are expensed as incurred. These costs amounted to $20.7, $21.9 and $19.2 million in 1993, 1992 and 1991, respectively.

FOREIGN CURRENCY:
The financial statements of the Company's foreign operations are translated into United States dollars at year-end exchange rates as to assets and liabilities and at weighted average exchange rates as to revenues and expenses. Gains and losses that do not impact cash flows are excluded from net income. Effects of changes in exchange rates on foreign financial statements is designated as "foreign currency translation adjustment" and included as a separate component of stockholders' equity.

The Company enters into forward foreign exchange contracts to hedge certain foreign currency denominated receivables and payables, certain foreign currency commitments and certain net investments in foreign subsidiaries. Gains and losses on hedges of foreign currency denominated receivables and payables are reported currently in income. Gains and losses with respect to firm commitments are deferred and are recognized as part of the cost of the underlying transaction. Gains or losses on hedges of net investments in foreign subsidiaries are included in the foreign currency translation adjustment.

INTEREST RATE SWAP AGREEMENTS:
The differential between the floating interest rate and the fixed interest rate which is to be paid or received is accrued as interest rates change and is recognized over the life of the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE A--ACCOUNTING POLICIES--CONTINUED

FINANCIAL INSTRUMENTS:
Fair value of financial instruments, except for the senior subordinated debentures and interest rate swaps, approximated their carrying values at December 31, 1993. Fair values are determined from quoted market sources and through management estimates.

RECLASSIFICATION:
Operating profit in prior periods' consolidated financial statements has been restated to reflect the reclassification of goodwill amortization as a component of operating expenses. Certain other amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period's presentation.

NOTE B--EXTRAORDINARY CHARGE

An extraordinary charge of $3.3 million, net of $2.0 million in related tax benefits, was recognized for the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $50.2 million face value of the Company's 12 3/8% subordinated debentures. The retirement of these subordinated debentures was done in connection with a capital contribution and a restructuring of other bank debt discussed below.

In August 1993, NACCO and the two minority shareholders made a proportional capital contribution of $53.8 million in the form of previously purchased Hyster-Yale 12 3/8% subordinated debentures with a face value of $23.7 million and a purchase value by NACCO of $25.5 million and a cash contribution of $28.3 million.

As part of this transaction, the Company amended its existing senior bank credit agreement. This amendment permits equity infusions to be used for cash purchases of subordinated debentures and, after August 1994, permits use of internally generated funds to retire additional subordinated debentures. In addition, the amendment modifies the bank loan amortization schedule and provides for favorable performance based interest rate incentives. See Note I for additional discussion of the amended senior credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE C--SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:
                                                   Year Ended December 31,
                                              --------------------------------
                                              1993         1992          1991
                                              ----         ----          ----
                                                      (In thousands)
    Interest Paid                          $40,628      $46,645       $51,261
    Income Taxes Paid                       13,279       26,150        23,858
    Income Tax Refunds Received              8,238        3,032        25,554

    Noncash activities:
      Capital contribution of
      subordinated debentures              $25,529            -             -
      Accounts receivable from
      sale of assets                             -            -       $13,400

NOTE D--ACCOUNTS RECEIVABLE

Allowances for doubtful accounts of $4.9 and $4.3 million at December 31, 1993 and 1992, respectively, were deducted from accounts receivable.

NOTE E--INVENTORIES

Inventories are summarized as follows:
                                                 December 31,
                                                 ------------
                                              1993         1992
                                              ----         ----
                                                (In thousands)
    Finished Goods and Service Parts       $81,549     $ 88,645
    Raw Materials and Work in Process       80,304       90,218
    LIFO Reserve                           (10,637)     (11,594)
                                           --------     --------
                  TOTAL                   $151,216     $167,269
                                          ========     ========

The cost of inventories has been determined by the last-in first-out (LIFO) method for 61% of such inventories as of December 31, 1993 and 1992, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE F--INVESTMENTS

The Company owns a 50% interest in S-Y. S-Y operates a facility in Japan from which the Company purchases certain components and internal combustion engine and electric forklift trucks. Following is a summary of unaudited condensed financial information on a separate company basis (before elimination of intercompany profits) pertaining to S-Y.

                              Condensed Balance Sheets

                                                 November 30,
                                                 ------------
                                              1993         1992
                                              ----         ----
                                        (In thousands and unaudited)
Assets:
    Current Assets                         $82,384     $ 58,942
    Other Assets                            46,762       41,306
                                          --------     --------
                                          $129,146     $100,248
                                           =======      =======
Liabilities and Stockholders' Equity:
    Notes Payable                          $35,213     $ 26,560
    Other Current Liabilities               57,395       49,441
                                          --------      -------
       Total Current Liabilities            92,608       76,001
    Other Liabilities                       28,383       10,239
    Stockholders' Equity                     8,155       14,008
                                           -------     --------
                                          $129,146     $100,248
                                           =======      =======

                                Condensed Statements of Income
                                    Year Ended November 30,
                                    -----------------------
                                1993         1992          1991
                                ----         ----          ----
                                (In thousands and unaudited)
    Net Sales               $159,875     $164,977      $144,755
    Gross Profit              32,323       34,526        30,297
    Net Loss                  (7,757)        (634)         (807)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE F--INVESTMENTS--CONTINUED

The Company's purchases from S-Y for 1993, 1992 and 1991 were $64.9, $47.8 and
$35.0 million, respectively. Trade terms on certain payables to S-Y were extended in 1993 from 60 days to 180 days. The Company pays interest (at a market rate) on all amounts owing after 60 days. Payables to S-Y with terms greater than 60 days are shown as working capital financing in the consolidated statement of cash flows. The Company's accounts receivable and accounts payable balances with S-Y were as follows:

                                                December 31,
                                                ------------
                                              1993         1992
                                              ----         ----
                                               (In thousands)
    Accounts Receivable                      $ 114     $     41
    Accounts Payable                        22,900       10,844


The Company generated commission income on certain S-Y sales. Commission income was $1.4, $2.2 and $2.3 million in 1993, 1992 and 1991, respectively. The Company also reimbursed S-Y $0.5 million for engineering assistance during 1993.

NOTE G--PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:
                                                December 31,
                                                ------------
                                              1993         1992
                                              ----         ----
                                               (In thousands)
    Land                                    $5,401     $  6,102
    Buildings                               49,670       52,307
    Machinery, Tools and Equipment         135,851      128,079
                                           -------      -------
                                           190,922      186,488
    Less:  Accumulated Depreciation        (69,190)    ( 58,361)
                                           --------    ---------
                   TOTAL                  $121,732     $128,127
                                          ========      =======

Depreciation charged to income was $18.8, $19.0 and $19.1 million in 1993, 1992 and 1991, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE H--ACCRUED EXPENSES

The components of accrued expenses are summarized as follows:
                                                 December 31,
                                                 ------------
                                              1993         1992
                                              ----         ----
                                               (In thousands)
    Wages, Commissions and Bonuses          $8,729     $  9,577
    Interest                                10,680       12,822
    Warranty                                 8,847        8,750
    Self insurance                           8,994       10,478
    Sales discounts                          7,851        7,297
    Other                                   21,563       24,360
                                            ------       ------
                                           $66,664     $ 73,284
                                           =======       ======



NOTE I--SHORT-TERM AND LONG-TERM OBLIGATIONS

The Company has entered into a Credit Agreement with a group of banks to provide financing for a portion of the acquisition of Hyster and working capital needs of Hyster-Yale. The Credit Agreement is secured by all domestic assets and the pledge of stock of certain subsidiaries. The Credit Agreement provides for a term note in an aggregate principal amount of $375.0 million and a long-term revolving credit facility which permits advances and secured letters of credit to the Company from time to time up to an aggregate principal amount of $100.0 million through expiration in 1997.

There were no borrowings outstanding under the revolving credit facility at December 31, 1993. Borrowings under the revolving credit facility, which were classified as long-term, were $25.5 million at December 31, 1992. The commitment fee on the unused portion of the revolving credit facility is currently at 0.5% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE I--SHORT-TERM AND LONG-TERM OBLIGATIONS--CONTINUED

Under an amendment to the Credit Agreement negotiated in July 1993, the term note now requires quarterly payments expiring May 31, 1997. The term note and the revolving credit facility bear interest at an effective lender's prime rate plus .75% or LIBOR plus 1.875% subject to reductions as discussed below. The average effective interest rates on the term note and the revolving credit facility were 6.45% and 7.85% in 1993 and 1992, respectively.

The amendment provides for favorable performance based interest rate incentives based on achievement of varying debt to capitalization rates and/or earnings measures. In addition, the amendment permits the use of internally generated funds to repurchase additional subordinated debentures up to $75.0 million based on achieving certain debt to capitalization ratios. The Company is currently eligible to repurchase up to $25.0 million on or after August 1, 1994.

The Company has entered into unsecured interest rate swap agreements. At December 31, 1993 and 1992, the Company had outstanding interest rate swap agreements with commercial banks, having total notional principal amounts of $125.0 and $45.0 million, respectively. The interest rate swap agreements mature at varying lengths from six-months to two years and effectively change the Company's floating interest rat e exposure on $125.0 million of the term note to an average fixed rate of 6.65%. These agreements are with major commercial banks and the exposure to credit loss in the event of nonperformance by the banks is minimal. The Company evaluates its exposure to floating rate debt on an ongoing basis.

The Credit Agreement contains covenants related to minimum net worth, working capital, debt to equity, and interest and fixed charge coverage ratios. In addition, the Credit Agreement limits capital spending, investments, sales of certain assets and dividends. As of December 31, 1993, the Company was in compliance with all the covenants in the Credit Agreement.

Notes payable consist of the following:
                                                              December 31,
                                                              ------------
                                                           1993          1992
                                                           ----          ----
                                                           (In Thousands)
    Credit Agreement - term note                       $139,279      $164,341
    Credit Agreement - revolving credit facility              -        25,500

    Various notes with interest rates ranging
    from 6.6% to 10.5% payable 1994 to 1999.              1,312         2,648
                                                        -------       -------
                                                       $140,591      $192,489
                                                       ========       =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE I--SHORT-TERM AND LONG-TERM OBLIGATIONS--CONTINUED


The senior subordinated debentures in the amount of $149.8 million are payable in 1999 and bear interest at 12.375%. There is a mandatory sinking fund payment on August 1, 1998 of $100.0 million. As of August 1, 1993, the debentures were redeemable at a price of 107.5. As of August 1, 1994, the debentures can be called at a price of 105. As discussed above, there are call restrictions in the Credit Agreement.

At December 31, 1993, the market value of the 12.375% senior subordinated debentures was $161 million. The interest rate swap agreements have a negative market value of $1.1 million at December 31, 1993.

Foreign subsidiaries had unused credit lines at December 31, 1993 of up to $15.5 million, to the extent that borrowings under these credit lines would not cause the subsidiaries to exceed any of various restrictive covenants. These credit lines are in various currencies and bear interest at rates that range from 6.5% to 8.25% at December 31, 1993.

Short-term obligations consist of the following:
                                                              December 31,
                                                              ------------
                                                           1993          1992
                                                           ----          ----
                                                            (In thousands)
    Foreign subsidiary credit lines                      $6,454        $4,888
    Other                                                 1,399         1,233
                                                         ------        ------
                                                         $7,853        $6,121
                                                         ======        ======

Maturities on long-term obligations for the next five years are as follows:

    Year Ended
    December 31,                   Amount
    ------------                   ------
               (In thousands)
    1994                          $28,388
    1995                           44,442
    1996                           45,234
    1997                           50,674
    1998                          100,241
    Subsequent to 1998             49,752

A portion of the 1994 payments on the term note may be made utilizing the existing, long-term revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE J--INCOME TAXES

As discussed in Note A, "Accounting Policies", the Company has adopted SFAS 109 effective January 1, 1993 and has retroactively applied its provisions to January 1, 1989. Accordingly, net goodwill has been adjusted as of January 1, 1991 to reflect the cumulative impact of applying this Standard. No adjustment was required to retained earnings as of January 1, 1991 and there was no effect on net income in 1991 or 1992. The adjustment to goodwill, an increase of $25.1 million, represents the cumulative impact of SFAS 109 on purchase accounting for the acquisition of Hyster as of January 1, 1991.

SFAS 109 requires, among other things, the measurement of deferred tax assets and liabilities based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefit is based on the changes in the assets or liabilities from period to period. The prior method of accounting for income taxes measured deferred income tax expense or benefit based on timing differences between the recording of income and expenses for financial reporting purposes and for purposes of filing federal income tax returns at income tax rates in effect when the difference arose.

This Note contains disclosures relative to income taxes for the periods presented in the accompanying consolidated financial statements calculated under the provisions of SFAS 109 with prior periods restated as appropriate.

The Company is included in the consolidated federal income tax return of NACCO. The Company and NACCO are parties to an income tax sharing agreement providing for the allocation of federal income tax liabilities. Under this arrangement, the Company will pay to NACCO an amount equal to the income taxes that would be payable by the Company if it were a corporation filing a separate return. Therefore, the currently payable federal portion of the provision for income taxes is payable to NACCO. The Company files separate state income tax returns.

Components of income (loss) before income taxes and extraordinary charge are as follows:

                                              Year Ended December 31,
                                             -------------------------
                                      1993             1992            1991
                                      ----             ----            ----
                                                 (In thousands)

    Domestic                       $(6,101)        $(29,384)       $(54,878)
    International                    4,409           33,855          51,120
                                  --------        ---------       ---------

                                   $(1,692)       $   4,471        $ (3,758)
                                   ========       =========        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE J--INCOME TAXES--CONTINUED

Domestic income (loss) before income taxes includes expenses related to interest on acquisition indebtedness, goodwill and deferred financing fee amortization of approximately $47.6, $51.7 and $60.1 million in 1993, 1992 and 1991, respectively.

Income taxes consist of the following:
                                               Year Ended December 31,
                                               -----------------------
                                      1993             1992            1991
                                      ----             ----            ----
                                                 (In thousands)
    Currently Payable (Refundable):
       Federal                      $8,896         $( 4,520)       $(13,572)
       State                         1,187              204          (  408)
       Foreign                       3,342            5,831           8,349
                                     -----            -----           -----
                                    13,425            1,515         ( 5,631)
                                    ------          -------         -------
    Deferred:
       Federal                      (4,446)             796            (129)
       State                        (1,166)            (204)            (33)
       Foreign                      (4,385)           1,053             963
                                    ------            -----             ---
                                    (9,997)           1,645             801
                                    ------           ------            ----
                                    $3,428          $ 3,160        $( 4,830)
                                    ======           ======         =======

The Company has provided for estimated United States and foreign income taxes, less available tax credits and deductions, which would be incurred on the remittance of undistributed earnings in its foreign subsidiaries in excess of earnings deemed to be indefinitely reinvested. It is management's intent to provide income taxes on all future accumulations of undistributed earnings for those foreign subsidiaries where it is anticipated that distribution of earnings is likely to occur.

Accumulated earnings at December 31, 1993 of international subsidiaries which have been indefinitely reinvested totaled $45.2 million. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of withholding taxes that would be payable upon remittance of all undistributed foreign earnings would be $3.9 million. These withholding taxes, subject to certain limitations, may be used to reduce U.S. income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE J--INCOME TAXES--CONTINUED

A reconciliation of the provisions for income taxes at the federal statutory income tax rate to income taxes as reported is as follows:

                                                                Year Ended December 31,
                                                                -----------------------
                                                     1993             1992            1991
                                                     ----             ----            ----
                                                                (In thousands)
    Statutory rate                                     35%              34%             34%
    Tax at statutory rate                           $(592)         $ 1,520        $( 1,278)

    Effect of:
       Foreign earnings subject to
         varying tax rates                           (215)          (3,855)         (3,735)
       Amortization of excess purchase
         price                                      3,795            3,688           3,688
       State income taxes                              84              409             218
       Loss (earnings) recorded net of tax          1,054           (  131)         (  409)
       Adjustment of estimated income
          tax liabilities for prior years               -                -          (2,783)
       Change in tax rate                             232                -               -
       Other differences                             (930)           1,529          (  531)
                                                     -----         -------          -------
    Tax Provision (Benefit)                        $3,428          $ 3,160         $(4,830)
                                                    =====            =====          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE J--INCOME TAXES--CONTINUED

A summary of the components of the net deferred tax balance in the Company's consolidated balance sheets resulting from differences in the book and tax basis of assets and liabilities follows:

                                            Deferred Tax Asset (Liability) at December 31, 1993
                                            ---------------------------------------------------
                                                     Current                 Non-Current
                                          -----------------------------------------------------
                                           Domestic       Foreign      Domestic         Foreign
                                           --------       -------      --------         -------
 Inventories                               $(21,645)         $714              -              -

 Accrued expenses and reserves                8,656           218         $3,282              -
 Pension                                          -             -            386       $(2,305)
 Net operating loss carry forwards            1,076         6,121              -              -
 Product liability                            3,040             -         12,563              -
 Tax credit carry forwards                    6,048             -              -              -
 Unrepatriated earnings                           -             -        (4,881)              -
 Depreciation                                     -             -       (15,706)        (5,413)

 Other                                          442         (414)        (2,051)           (55)
                                              -----        ------    -----------       --------
                                           $(2,383)        $6,639       $(6,407)       $(7,773)
                                           ========         =====       ========       ========




                                            Deferred Tax Asset (Liability) at December 31, 1992
                                            ---------------------------------------------------
                                                     Current                 Non-Current
                                          -----------------------------------------------------
                                           Domestic       Foreign      Domestic         Foreign
                                           --------       -------      --------         -------
 Inventories                              $(22,659)          $190              -             -

 Accrued expenses and reserves               10,421           405         $3,390             -
 Pension                                          -             -              -      $(2,271)
 Net operating loss carry forwards                -             -              -             -
 Product liability                            3,610             -         11,544             -
 Tax credit carry forwards                    1,601             -              -             -
 Unrepatriated earnings                           -             -              -             -
 Depreciation                                     -             -       (16,446)       (5,291)
 Other                                          496           504            885
                                              -----        ------         ------      -------
                                           $(6,531)        $1,099         $(627)      $(7,562)
                                           ========        ======         ======      ========


During 1993 the Company and the IRS settled all outstanding issues on the federal income tax returns for the years 1981-1986. This final settlement did not result in a material adverse effect on the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993


NOTE K--POSTRETIREMENT BENEFITS

The Company maintains a variety of post retirement plans covering a majority of its employees. A portion of the employees are participants in the defined benefit plans discussed below. Most of the remaining covered employees participate in the profit sharing portion of the Company's defined contribution plan also described below. In addition, all eligible employees are included in the 401(k) portion of the defined contribution plan. Total post retirement expense for the Company was $7.0, $6.8 and $5.3 million for the years 1993, 1992 and 1991, respectively. Included in these amounts is the expense associated with government sponsored plans in which the Company's international subsidiaries participate.

Each defined benefit plan has a formula which is used to determine benefits upon retirement. Most formulas take into account age, compensation, and success of the Company in meeting certain goals although certain hourly employee's formulas are based primarily on years of service. The Company's funding policy is to contribute annually the minimum contribution calculated by the independent actuaries. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The components of periodic pension cost and actuarial assumptions for the Company's principal defined benefit plans for the years ended December 31, 1993, 1992 and 1991 are as follows:


                                                                               Year Ended December 31,
                                                                               -----------------------
UNITED STATES PLANS                                                        1993          1992           1991
- -------------------                                                        ----          ----           ----
                                                                                  (In thousands)
Interest accrued on projected
 benefit obligation                                                      $2,206         $ 2,001        $ 1,448
Service cost-benefits earned
  during the year                                                         1,427           1,433          1,438
Actual return on plan assets,
  net of plan expense                                                    (2,083)           (423)        (1,973)
Net amortization and deferral                                             1,056            (481)           999
                                                                         ------          ------        -------
  Net periodic pension cost                                              $2,606          $2,530        $ 1,912
                                                                         ======          ======        =======

Assumed discount rate                                                       7.5%           8.25%          8.25%
Rate of compensation increase
  (where applicable)                                                        5.0%           5.75%           5.0%
Expected long-term rate of return
  on plan assets                                                            9.0%            9.0%           9.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE K--POSTRETIREMENT BENEFITS--CONTINUED

UNITED KINGDOM PLANS                                           Year Ended December 31,
- --------------------                                           -----------------------
                                                         1993            1992             1991
                                                         ----            ----             ----
                                                                    (In thousands)
     Interest accrued on projected
       benefit obligation                              $2,138           $2,854           $1,651
     Service cost-benefits earned
       during the year                                  1,403            1,794            1,241
     Actual return on plan assets,
       net of plan expense                             (2,460)           2,808           (5,133)
     Net amortization and deferral                       (220)          (6,111)           3,291
                                                        -----           ------           ------
       Net periodic pension cost                         $861           $1,345           $1,050
                                                        =====           ======           ======

     Assumed discount rate                               8.0%             9.5%             9.5%
     Rate of compensation increase
       (where applicable)                                5.0%             6.5%             7.0%
     Expected long-term rate of return
       on plan assets                                    8.0%             9.5%             9.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE K--POSTRETIREMENT BENEFITS--CONTINUED

The following schedule reconciles the funded status of the Company's principal defined benefit plans with amounts reported in the consolidated balance sheets at December 31, 1993 and 1992:
                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                     1993                       1992
                                                                                     ----                       ----

                                                                                United       United        United       United
                                                                                States       Kingdom       States       Kingdom
                                                                                Plans        Plans         Plans        Plans
                                                                                -----        -----         -----        ------
                                                                                              (In thousands)
Projected benefit obligation, based on
  employment service to date and current
  salary levels:
     Vested accumulated benefit obligation                                     $24,340      $21,860        $17,825      $21,727
     Nonvested accumulated benefit obligation                                    2,020          177          2,083          160
                                                                               -------      -------        -------      -------
          Total accumulated benefit obligation                                  26,360       22,037         19,908       21,887

Additional amounts related to projected
  salary increase                                                                4,966        2,223          5,276        2,296
                                                                               -------      -------        -------      -------
          Total projected benefit obligation                                    31,326       24,260         25,184       24,183

Fair value of plan assets at December 31                                        20,994       28,811         15,626       25,699
                                                                               -------      -------        -------      -------
          Plan assets in excess of (less than)
          projected benefit obligation                                         (10,332)       4,551         (9,558)       1,516

Unrecognized net loss from past
  experience different from that assumed                                         6,182        1,040          3,752        6,582
Unrecognized prior service cost                                                  2,455        1,291          3,021            -
Unrecognized net transition obligation                                               -         (614)             -         (826)
Additional minimum liability                                                    (3,670)           -         (1,497)           -
                                                                               -------      -------        -------      -------
Prepaid (accrued) pension cost recognized                                      $(5,365)     $ 6,268        $(4,282)     $ 7,272
                                                                               =======      =======        =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC.  AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE K--POSTRETIREMENT BENEFITS--CONTINUED

The Company maintains a defined contribution retirement plan for U.S. employees which includes a profit sharing portion and a 401(k) portion. Contributions to the profit sharing plan are based on a formula which takes into account age, compensation, and success of the Company in meeting certain goals. Contributions vest over a five-year period. Under the 401(k) portion, eligible employees may contribute up to 17% of their compensation and the Company matches an amount equal to 66-2/3% of the participants initial 3% before tax contribution. Participants are at all times fully vested in their contributions and those made by the Company.


NOTE L --OTHER POSTRETIREMENT  AND POSTEMPLOYMENT BENEFITS

The Company and certain of its subsidiaries have health care and life insurance plans which provide benefits to eligible retired employees. Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106) "Accounting for Postretirement Benefits Other Than Pensions". The impact of the adoption was not material to the results of operations or financial condition of the Company. The Company continues to fund these benefits on a "pay as you go" basis, with the retirees paying a portion of the costs.

Summary information on the Company's plans is as follows:
                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                   1993               1992
                                                                                   ----               ----
                                                                                         (In thousands)
Accumulated postretirement benefit obligation:
               Retirees                                                           $ 5,783           $  5,561
               Fully eligible active plan participants                                185                206
               Other active plan participants                                       5,853              5,790
                                                                                  -------              -----
                                                                                   11,821             11,557
Unrecognized net loss                                                              (3,404)           ( 2,323)
                                                                                  -------            -------
Accrued postretirement benefit                                                    $ 8,417           $  9,234
                                                                                  =======           ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE L--OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS--continued
The components of net periodic postretirement benefit cost are as follows:

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                                   1993               1992
                                                                                   ----               ----
                                                                                        (In thousands)
Service cost of benefits earned                                                    $  186           $  200
Interest cost on accumulated postretirement benefit
   obligation                                                                         975              976
Amortization of unrecognized loss                                                     204              140
                                                                                   ------           ------

                                                                                   $1,365           $1,316
                                                                                   ======           ======



The assumed health care cost trend rate for measuring the postretirement benefit obligation was 11% in 1993 and 12% in 1992, gradually reducing to 6% in years 2001 and after. The weighted average discount rate utilized was 7.5% in 1993 and 8.25% in the 1992 valuation. If the assumed health care trend rate were increased by 1%, the effect on the APBO and expense would be immaterial.

In November, 1992, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112), was issued. The Company will be required to adopt this new method of accounting for benefits paid to former or inactive employees after employment but before retirement (postemployment benefits) no later than 1994. SFAS 112 requires, among other things, that the expected cost of these benefits be recognized when they are earned or become payable (accrual method) when certain conditions are met rather than the current method which recognizes these costs when they are paid (pay as you go). The Company does not expect this standard to materially impact its financial condition or results of operations.


NOTE M--LONG-TERM INCENTIVE COMPENSATION PLAN

The Company has a Long-Term Incentive Compensation Plan for officers and key management employees of the Company and its subsidiaries. Awards under this plan represent book value appreciation units and entitle the recipient, subject to vesting and other restrictions, to receive cash equal to the difference between the base period price for the units and the book value price as of the quarter date coincident or immediately preceding the date of disbursement. Awards vest and are payable ten years from date of grant or earlier under certain conditions. As of December 31, 1993, awards have been granted to 109 employees and officers. The amount charged (credited) to expense was $(0.2), $(1.0) and ($0.5) million in 1993, 1992 and 1991, respectively. The total amount accrued at December 31, 1993 and 1992 for these awards is $0.3 and $0.5 million, respectively, and is recorded as a long-term liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE N-COMMITMENTS

Future minimum lease payments on office space, automobiles and office equipment as of December 31, 1993 are as follows:
                                                                                 Operating
                                                                                   Leases
                                                                                ----------
                                                                                (In thousands)
                          1994                                                      $2,388
                          1995                                                       2,233
                          1996                                                       2,108
                          1997                                                       1,972
                          1998                                                       1,736
                          Subsequent to 1998                                         7,110
                          Total Future Minimum Lease Payments                      -------
                                                                                   $17,547
                                                                                   =======

Aggregate rental expense for operating leases included in the consolidated statements of income was $4.2, $3.4 and $4.1 million in 1993, 1992 and 1991, respectively.


NOTE O--CONTINGENCIES

The Company is subject to recourse or repurchase obligations under various financing arrangements for certain independently-owned retail dealerships. Also, certain dealer loans are guaranteed by the Company. Total amounts subject to recourse, guarantee or repurchase obligation at December 31, 1993 were $72.4 million.

When the Company is the guarantor of the principal amount financed, a security interest is usually maintained in assets of parties for whom the Company is guaranteeing debt. Losses anticipated under the terms of the recourse or repurchase obligations have been provided for and are not significant.

The Company had $127.5 million of forward foreign exchange contracts outstanding at December 31, 1993, with maturities of twelve months or less. These contracts are typically with major international financial institutions. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the financial institution. Management believes the risk of incurring such losses is remote and any losses therefrom would be immaterial.

The Company is the defendant in various product liability and other legal proceedings incidental to its business. The majority of this litigation involves product liablility claims. The Company has recorded a reserve for potential product liability losses at December 31, 1993 of $41.1 million, of which $8.0 million is estimated to be payable in 1994. While the resolution of litigation cannot be predicted with certainty, management believes that the reserves are adequate and no material adverse effect upon the financial position or results of operations of the Company will result from such legal actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993

NOTE P--SEGMENT INFORMATION

The Company's business consists of the engineering, manufacturing and marketing of materials handling machinery and equipment, under the Hyster and Yale trade names. The Company's products are manufactured in plants at five locations in the United States and six international plants located in Scotland, Northern Ireland, The Netherlands, Brazil, Australia and Japan. Service parts are distributed through parts depots located in the United States, Europe, Australia and Brazil. Generally, product assembled abroad is comprised of parts and components manufactured or purchased locally and from U.S. plants at established transfer prices. The transfer price of production parts and completed units is established by a procedure designed to equate to an arm's-length price. However, for purposes of the following financial statement disclosure, transfers between geographic areas are presented at standard cost.

1993                                                 North                      All Other
                                                   America          Europe        Int'l           Elims      Consolidated
                                                   -------          ------      ---------         -----      ------------
Sales to unaffiliated customers                    $645,394         $220,437       $42,345     $    -          $908,176
Transfers between
   geographic areas                                  31,507           81,179           -        (112,686)       -
                                                   --------         --------       -------     ---------       --------
      Total net sales                              $676,901         $301,616       $42,345     $(112,686)      $908,176
                                                   ========         ========       =======     =========       ========

Operating profit                                    $40,262         $(2,414)        $1,713      $       -       $39,561
                                                   ========         ========       =======     =========
Other income (expense)                                                                                         (41,253)
                                                                                                               --------
Loss before income taxes
and extraordinary charge                                                                                       $(1,692)
                                                                                                               ========

Identifiable assets                                $572,068         $274,847       $19,581      $(33,461)      $833,035
                                                   ========         ========       =======     ==========      ========



1992 (Restated)                                      North                      All Other
                                                   America          Europe        Int'l           Elims      Consolidated
                                                   -------          ------      ---------         -----      ------------
Sales to unaffiliated customers                    $579,034        $251,508      $  35,347    $        -       $865,889
Transfers between
   geographic areas                                  32,128          89,166              -     (121,294)       -
                                                   --------         --------       -------     ---------       --------
      Total net sales                              $611,162        $340,674        $35,347    $(121,294)       $865,889
                                                   ========         ========       =======     =========       ========

Operating profit                                    $15,518         $28,651       $    781    $    (654)      $  44,296
                                                   ========         ========       =======     =========       ========

Other income (expense)                                                                                         (39,825)
                                                                                                                -------
Income before income taxes                                                                                      $ 4,471
                                                                                                                =======

Identifiable assets                                $546,674        $282,936        $18,311    $(  1,511)       $846,410
                                                   ========        ========        =======     =========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993


NOTE P--SEGMENT INFORMATION--continued

1991 (Restated)                                  North                             All Other
                                                America             Europe           Int'l        Elims       Consolidated
                                                -------             ------         ---------      -----       ------------
Sales to unaffiliated
  customers                                     $499,237            $264,148      $ 27,233       $       -       $ 790,618
Transfers between
  geographic areas                                25,207              64,344            -         (89,551)               -
                                                --------            --------      --------       ---------       ---------
    Total net sales                             $524,444            $328,492      $ 27,233       $(89,551)       $ 790,618
                                                ========            ========      ========       =========       =========

Operating profit                                $  2,200            $ 38,700      $    500       $     131       $  41,531
                                                ========            ========      ========       =========

    Other income (expense)                                                                                         (45,289)
                                                                                                                 ---------
    Loss before income taxes                                                                                      $( 3,758)
                                                                                                                 =========

Identifiable assets                             $516,365            $363,494      $ 16,483       $   (806)       $ 895,536
                                                ========            ========      ========       =========       =========



In addition to product sourced from plants abroad, export sales from the United States plants to unaffiliated customers were $53.8, $44.9, and $38.3 million in 1993, 1992 and 1991, respectively. Total sales into markets outside the United States were $311.5, $326.1 and $321.9 million in 1993, 1992 and 1991, respectively.


NOTE Q--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                       First            Second          Third            Fourth
                                       Quarter          Quarter         Quarter          Quarter
                                       -------          -------         -------          -------
                                              (In thousands)
1993

Net Sales                              $214,680         $228,684        $217,516         $247,296

Gross Profit                             44,973           46,260          40,943           51,886

Operating Profit                          9,551            7,958           6,032           16,020

Net Income (Loss)                      $   (771)        $ (3,529)       $ (7,320)        $  3,208

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1993


NOTE Q--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)--continued

                                       First            Second          Third            Fourth
                                       Quarter          Quarter         Quarter          Quarter
                                       -------          -------         -------          -------
                                            (In thousands)
1992 (Restated)

Net Sales                              $199,669         $217,707        $215,116         $233,397

Gross Profit                             45,431           46,339          47,968           52,253

Operating Profit                          9,787           10,916          11,099           12,494

Net Income (Loss)                      $   (842)        $ (2,009)       $  1,448         $  2,714

                                                                                                     SCHEDULE V



                                        HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                                                    PROPERTY, PLANT AND EQUIPMENT
                                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                           (IN THOUSANDS)
- ------------------------------------------------------------------------------------------------------------------
        Col. A                Col. B            Col. C          Col. D            Col. E          Col. F
- ------------------------------------------------------------------------------------------------------------------
                              Balance                                                             Balance
                             Beginning        Purchased                       Other Changes       End of
    Classification            of Year         Additions       Retirements      Add (Deduct)        Year
- ------------------------------------------------------------------------------------------------------------------
1993

Land & Land Improvements       $6,102              $75            $726              ($50) a        $5,401

Buildings                      52,307              998           3,221              (414) a        49,670

Machinery & Equipment         128,079           15,394           6,518            (1,104) a       135,851

                          -----------       ----------       ---------       -----------       ----------
                             $186,488          $16,467         $10,465           ($1,568)        $190,922
                          ===========       ==========       =========       ===========       ==========
1992  (RESTATED)

Land & Land Improvements       $7,608               $0              $0             ($306) a
                                                                                  (1,200) b        $6,102

Buildings                      58,642              925              90            (1,918) a
                                                                                  (5,252) b        52,307

Machinery & Equipment         122,459           21,307           9,237            (6,450) a       128,079
                          -----------       ----------      ----------       -----------        ---------
                             $188,709          $22,232          $9,327          ($15,126)        $186,488
                          ===========       ==========      ==========       ===========        =========
1991  (RESTATED)

Land & Land Improvements       $7,679               $0              $0              ($71) a        $7,608

Buildings                      57,970            1,036                              (364) a        58,642

Machinery & Equipment         109,685           14,323           1,339              (210) a       122,459
                          -----------       ----------      ----------       -----------        ---------
                             $175,334          $15,359          $1,339             ($645)        $188,709
                          ===========       ==========      ==========       ===========        =========

a-Foreign currency translation adjustment b-Reclassification to assets held for sale

                  F-31

                                                                                                   SCHEDULE VI



                                        HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                                              ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                  OF PROPERTY, PLANT AND EQUIPMENT
                                            YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                           (IN THOUSANDS)
- ------------------------------------------------------------------------------------------------------------------
        Col. A                Col. B            Col. C          Col. D            Col. E          Col. F
- ------------------------------------------------------------------------------------------------------------------
                              Balance                                                             Balance
                             Beginning                                        Other Changes       End of
    Classification            of Year         Additions       Retirements      Add (Deduct)        Year
- ------------------------------------------------------------------------------------------------------------------
1993

Land & Land Improvements           $0               $0              $0                $0               $0

Buildings                       6,360            2,138           1,665               (92) a         6,741

Machinery & Equipment          52,001           16,691           5,743              (500) a        62,449
                          -----------       ----------      ----------       ------------    ------------
                              $58,361          $18,829          $7,408             ($592)         $69,190
                          ===========       ==========      ==========       ============    ============
1992  (RESTATED)

Land & Land Improvements           $0               $0              $0                $0               $0

Buildings                       6,600            2,293               0              (340) a
                                                                                  (2,193) b        6,360

Machinery & Equipment          45,006           16,714           7,381            (2,338) a        52,001
                          -----------       ----------      ----------       ------------   -------------
                              $51,606          $19,007          $7,381           ($4,871)         $58,361
                          ===========       ==========      ==========       ============   =============
1991  (Restated)

Land & Land Improvements           $0               $0              $0                $0               $0

Buildings                       4,261            2,375                               (36) a         6,600

Machinery & Equipment          29,059           16,726             957               178  a        45,006
                          -----------       ----------      ----------       -----------    -------------
                              $33,320          $19,101            $957              $142          $51,606
                          ===========       ==========      ==========       ===========    =============

a-Foreign currency translation adjustment b-Reclassification to assets held for sale

                                                                   SCHEDULE VIII

                                    HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS
                                         YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                       (IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------------------------------------
       Col.  A.                      Col.  B.                         Col.  C.                    Col.  D.           Col.  E.
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                       -----------------------------------
                                                          (1)                      (2)
                                  Balance at           Charged to              Charged to                            Balance
                                   Beginning           Costs and              Other Accts.        Deductions          at End
     Description                   of Period            Expenses                Describe           Describe         of Period
- ---------------------------------------------------------------------------------------------------------------------------------
1993

Reserves deducted from asset
  accounts:
     Allowance for doubtful
     accounts                         $4,292            $1,191                 ($32) b            $529  a           $4,922


1992

Reserves deducted from asset
  accounts:
     Allowance for doubtful
     accounts                         $4,550              $430                 ($61) b            $627  a           $4,292


1991

Reserves deducted from asset
  accounts:
     Allowance for doubtful
     accounts                         $4,130            $2,222                 ($88) b          $1,714  a           $4,550




a-Accounts receivable balances written off, net of recoveries b-Foreign currency translation adjustment

                                                                    SCHEDULE IX

             HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                             SHORT TERM BORROWINGS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------------------
      Col. A                 Col. B            Col. C            Col. D            Col. E            Col. F
- ---------------------------------------------------------------------------------------------------------------
                                                               Maximum Amt.     Average Amt.      Weighted Avg.
                           Balance at         Weighted         Outstanding      Outstanding       Interest Rate
Category of Aggregate         End              Average          During the       During the        During the
Short-Term Borrowings      of Period        Interest Rate         Period         Period (A)        Period (B)
- ---------------------------------------------------------------------------------------------------------------
1993
Lines of Credit                $7,853              6.50%           $12,965            $5,092              7.50%

1992
Lines of Credit                $6,121              7.26%            $9,121            $5,121              8.27%

1991
Lines of Credit                $2,503              7.82%           $13,885           $11,205              8.47%

Note:  A - The average amount outstanding during the period was computed by dividing the total daily principal balances during the period by the number of days in the period.

Note:  B - The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                                                                     SCHEDULE X


            HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                (IN THOUSANDS)




- -------------------------------------------------------------------------------------------------------
                                                         Col.  A.                            Col.  B.
- -------------------------------------------------------------------------------------------------------
1993

Maintenance and repairs                                                                        $11,424
Taxes (other than payroll and income taxes)                                                      2,269
Depreciation and amortization of intangible assets                                              12,804
Advertising                                                                                      3,252


1992

Maintenance and repairs                                                                         11,566
Taxes (other than payroll and income taxes)                                                      3,115
Depreciation and amortization of intangible assets (Restated)                                   12,389
Advertising                                                                                      4,175


1991

Maintenance and repairs                                                                         11,770
Taxes (other than payroll and income taxes)                                                      3,325
Depreciation and amortization of intangible assets (Restated)                                   12,402
Advertising                                                                                      4,008

                                   EXHIBIT INDEX


(3)  Articles of Incorporation and Bylaws.

       (i) Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement 33-28812).

       (ii) Bylaws of the Company are incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement No. 33-28812).

       (iii) Certificate of Amendment to Certificate of Incorporation of the Company, dated May 24, 1989, is incorporated herein by reference to Exhibit 3.3 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (iv) Certificate of Amendment to Certificate of Incorporation of the Company, dated June 7, 1989, is incorporated herein by reference to Exhibit 3.4 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

(4) Instruments defining the rights of security holders, including indentures.

       (i) The Company by this filing agrees, upon request, to file with the Securities and Exchange Commission the instruments defining the rights of holders of long-term debt of the Company and its subsidiaries where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

       (ii) Indenture, dated as of August 3, 1989, between the Company and United Trust Company of New York, Trustee, with respect to the 12-3/8% Senior Subordinated Debentures due August 1, 1999 is incorporated herein by reference to Exhibit 4(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

(10)   Material Contracts.

       (i)         Intentionally omitted.

       (ii) Operating Agreement, dated as of July 31, 1979, by and between Eaton Corporation and Sumitomo Heavy Industries Ltd. is incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement No. 33-28812).

       (iii) Memorandum Agreement, dated as of November 19, 1982, by and between Eaton Corporation, Eaton International, Inc., Sumitomo Heavy Industries, Ltd. and Sumitomo Yale Company Ltd. is incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement No. 33-28812).

       (iv) Litigation Agreement, dated as of December 31, 1983, between Eaton Corporation and Yale, as amended, is incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (v) Third Amended and Restated Operating Agreement, dated as of November 21, 1985, as amended, between Hyster Company and Hyster Credit Corporation is incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (vi) Master Sale Leaseback Agreement, dated as of December 19, 1985, between Hyster Credit Corporation and Hyster is incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (vii) Existing Fleet Sale Leaseback Agreement, dated as of December 19, 1985, between Hyster Credit Corporation and Hyster is incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (viii)      Intentionally omitted.

       (ix) Credit Agreement, dated May 26, 1989, among the Company, Yale, Hyster, the Lenders party thereto and Citicorp North America, Inc. (individually and as Agent) is incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (x) Lease Agreement between Brunswick and Glynn County Development Authority and Hyster, dated as of September 1, 1988 is incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xi) Lease Agreement between the Industrial Development Board of the Town of Sulligent and Hyster, dated as of June 1, 1970, is incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xii) Lease Agreement between the City of Berea, Kentucky and Hyster, dated as of July 15, 1974, is incorporated by reference herein to Exhibit 10.14 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

*      (xiii)      Hyster-Yale Materials Handling, Inc. Long-Term Incentive
                   Compensation Plan, dated as of January 1, 1990, is incorporated herein to Exhibit 10(lxxxix) of the NACCO
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1990, Commission File Number 1-9172.

*      (xiv)       Hyster-Yale Materials Handling, Inc. Annual Incentive
                   Compensation Plan, dated as of January 1, 1990, is incorporated herein to Exhibit 10(lxxxviii) of the NACCO
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1990, Commission File Number 1-9172.

       (xv) Termination and Release Agreement, dated as of May 26, 1989, among Eaton Corporation, Eaton Credit Corporation and Eaton Leasing Corporation and Yale is incorporated herein by reference to Exhibit 10.16 to Amendment No. 1 filed June 9, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xvi) Exhibits and Schedules to Credit Agreement, dated May 26, 1989, among the Company, Yale, Hyster, the Lenders party thereto and Citicorp North America, Inc. is incorporated herein by reference to Exhibit 10.17 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xvii) Security Agreement, dated as of May 26, 1989, by Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.18 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xviii) Security Agreement, dated as of May 26, 1989, by Yale in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.19 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xix) Security Agreement, dated as of May 26, 1989, by the Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.20 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xx) Trademark and License Security Agreement, dated as of May 26, 1989, by Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.21 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxi) Trademark and License Security Agreement, dated as of May 26, 1989, by Yale in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.22 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxii) Patent and License Security Agreement, dated as of May 26, 1989, by Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.23 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxiii) Patent and License Security Agreement, dated as of May 26, 1989, by Yale in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.24 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxiv) Aircraft Security Agreement, dated as of May 26, 1989, by Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.25 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxv) Hyster Pledge Agreement, dated as of May 26, 1989, by Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.26 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxvi) Instrument of Pledge, dated as of May 26, 1989, by Hyster and Hyster, B.V. in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.27 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxvii) Deed of Charge, dated as of May 26, 1989, by Hyster Europe Limited and Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.28 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxviii) Brazilian Pledge Agreement, dated as of May 26, 1989, by Hyster and Hyster Overseas Capital Corporation in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.29 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxix) Australian Pledge Agreement, dated as of May 26, 1989, by Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.30 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxx) Pledge Agreement, dated as of May 26, 1989, by Yale in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.31 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxi) Yale Pledge Agreement, dated as of May 26, 1989, by Yale in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.32 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxii) Deed of Charge, dated as of May 26, 1989, by Yale and Yale Materials Handling Limited in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit
                   10.33 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxiii) Holding Pledge Agreement, dated as of May 26, 1989, by the Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.34 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxiv) NACCO I Pledge Agreement, dated as of May 26, 1989, by Acquisition I in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.35 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxv) Guaranty, dated as of May 26, 1989, by Hyster in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.36 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxvi) Guaranty, dated as of May 26, 1989, by Yale in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.37 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxvii) Guaranty, dated as of May 26, 1989, by the Company in favor of Citicorp North America, Inc. (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.38 to Amendment No. 3 filed July 18, 1989 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-28812).

       (xxxviii)   Guaranty and Security Agreement, dated as of May 26, 1989, by Acquisition I in favor of Citicorp North America, Inc.
                   (as agent for the Lenders party to the Credit Agreement) is incorporated herein by reference to Exhibit 10.39 to Amendment No. 3 filed July 18, 1989 to the Company's
                   Registration Statement on Form S-1 (Registration Statement
                   No. 33-28812).

       (xxxix) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, ESCO Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit
                   2.1 to the Company's Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

       (xl) Agreement and Plan of Merger, dated as of April 7, 1989, among NACCO Industries, Inc., Yale Materials Handling Corporation, Acquisition I, ESCO Corporation, Hyster Company and Newesco, is incorporated herein by reference to Exhibit
                   2.2 to the Company's Registration Statement on Form S-1 filed May 17, 1989 (Registration Statement Number 33-28812).

       (xli) Amendment No. 1 to the Credit Agreement, dated as of August 21, 1989, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xli) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

       (xlii) Amendment No. 2 to the Credit Agreement, dated as of November 7, 1989, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xlii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

       (xliii) Amendment No. 3 to the Credit Agreement, dated as of January 31, 1990, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xliii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

       (xliv) Amendment No. 4 to the Credit Agreement, dated as of June 27, 1990, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xc) to NACCO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 1-9172.

       (xlv) Amendment No. 5 to the Credit Agreement, dated as of March 27, 1991, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xlv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

       (xlvi) Amendment No. 6 to the Credit Agreement, dated as of October 22, 1991, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

*      (xlvii)     The Yale Materials Handling Corporation Unfunded Deferred
                   Compensation Plan, dated as of December 15, 1989, is incorporated herein by reference to Exhibit 10(xliv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File Number 33-28812.

       (xlviii) Amendment to the Third Amended and Restated Operating Agreement, dated as of January 31, 1990, between Hyster and PacifiCorp Credit, Inc. is incorporated herein by reference to Exhibit 10(xlvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 33-28812.

       (xlix) Amendment to the Third Amended and Restated Operating Agreement, dated as of January 31, 1990, between Hyster and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(xlvii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File Number 33-28812.

       (l) Amendment to the Third Amended and Restated Operating Agreement, dated as of November 7, 1991, between Hyster and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

       (li)        Intentionally omitted.

       (lii)       Intentionally omitted.

       (liii)      Intentionally omitted.

       (liv)       Intentionally omitted.

*      (lv)        Amendment No. 8 to The Yale Materials Handling Corporation
                   Employee Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 10(lv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

*      (lvi)       Amendment No. 9 to The Yale Materials Handling Corporation
                   Employee Profit Sharing and Stock Ownership Plan is incorporated herein by reference to Exhibit 10(lvi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

       (lvii)      Intentionally omitted.

       (lviii) Marketing Agreement, dated as of January 1, 1992, by and between Yale Materials Handling Corporation and Jungheinrich Aktiengellschaft (AG) is incorporated herein by reference to
                   Exhibit 10(lviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-28812.

*      (lix)       Termination and Cancellation Agreement, dated as of December
                   16, 1992, between Yale Materials Handling Corporation and
                   Reginald R. Eklund is incorporated herein by reference to
                   Exhibit 10(lix) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File
                   Number 33-28812.

*      (lx)        The Hyster-Yale Unfunded Benefit Plan dated as of February
                   10, 1993, is incorporated herein by reference to Exhibit
                   10(lx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number
                   33-28812.

       (lxi)       Intentionally omitted.

*      (lxii)      The Hyster-Yale Profit Sharing Plan, amended and restated as of November 11, 1992, is incorporated herein by reference to
                   Exhibit 10(lxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File
                   Number 33-28812.

*      (lxiii)     Instrument of Merger of Defined Contribution Plans,
                   effective as of November 1, 1992, is incorporated herein by reference to Exhibit 10(lxiii) to the Company's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

*      (lxiv)      Instrument of Merger, Amendment and Termination of the Yale
                   Materials Handling Corporation Profit Sharing Retirement
                   Plan, effective as of November 1, 1992, is incorporated herein by reference to Exhibit 10(lxiv) to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1992, Commission File Number 33-28812.

*      (lxv)       The Hyster-Yale Cash Balance Plan, as amended and restated, effective as of April 1, 1992, is incorporated herein by reference to Exhibit 10(lxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

*      (lxvi)      Master Trust Agreement dated as of October 1, 1992, is
                   incorporated herein by reference from Exhibit 10(cv) of NACCO's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1992, Commission File Number 1-9172.

*      (lxvii)     Instrument of Amendment and Merger, effective as of November
                   1, 1992, of the July 1, 1986 Trust Agreement between Bergen
                   Bull and Roger Jensen and Hyster Company into the Master
                   Trust Agreement dated October 1, 1992 by and between State
                   Street Bank and Trust Company and NACCO, is incorporated herein by reference to Exhibit 10(lxvii) to the Company's
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1992, Commission File Number 33-28812.

*      (lxviii)    Tenth Amendment to the Yale Materials Handling Corporation
                   Employee Profit Sharing and Stock Ownership Plan, effective
                   April 1, 1992, is incorporated herein by reference to
                   Exhibit 10(lxviii) to the Company's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1992, Commission
                   File Number 33-28812.

*      (lxix)      Eleventh Amendment to the Yale Materials Handling
                   Corporation Profit Sharing Retirement Plan, effective as of
                   April 1, 1992, is incorporated herein by reference to
                   Exhibit 10(lxix) to the Company's Annual Report on Form 10-K for the fiscal ear ended December 31, 1992, Commission File
                   Number 33-28812.

*      (lxx)       Twelfth Amendment to the Yale Materials Handling Corporation
                   Profit Sharing Retirement Plan, effective as of November 1,
                   1992, is incorporated herein by reference to Exhibit 10(lxx) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number
                   33-28812.

*      (lxxi)      The Yale Materials Handling Corporation Deferred Incentive
                   Compensation Plan, dated March 1, 1984, also known as the Yale Materials Handling Corporation Short-Term Incentive
                   Deferral 1992, is incorporated herein by reference to
                   Exhibit 10(lxxi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File
                   Number 33-28812.

*      (lxxii)     Release and Settlement Agreement between the Company and J.
                   Phillip Frazier, dated as of August 31, 1992, is incorporated herein by reference to Exhibit 10(lxxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

*      (lxxiii)    Separation Terms and Conditions Agreement between the
                   Company and Jerry R. Findley, dated July 15, 1992, is incorporated herein by reference to Exhibit (lxxiii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

       (lxxiv) Amendment Number 7 to the Credit Agreement, dated as of May 19, 1992, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(lxxiv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

       (lxxv) Amendment Number 8 to the Credit Agreement, dated as of January 14, 1993, among Citicorp North America, Inc., the Company, Yale Materials Handling Corporation and Hyster Company is incorporated herein by reference to Exhibit 10(lxxv) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-28812.

       (lxxvi) Amended and Restated Credit Agreement, dated July 30, 1993, among Hyster-Yale Materials Handling, Inc., Hyster Company, Yale Materials Handling Corporation, the Lender's party thereto and Citicorp North America, Inc. (individually and as Agent) is incorporated herein by reference to Exhibit 10(lxxvi) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, Commission File Number 33-28812.

       (lxxvii) Termination of Lease and Bill of Sale dated October 1, 1993 between Brunswick and Glynn County Development Authority and Hyster Company is attached hereto as Exhibit 10(lxxvii).

       (lxxviii)   Agreement and Plan of Merger dated as of December 20, 1993 between Hyster Company, an Oregon corporation, and Hyster
                   Company, a Delaware corporation, is attached hereto as
                   Exhibit 10(lxxviii).

       (lxxix) Agreement and Plan of Merger dated as of December 20, 1993 between Yale Materials Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is attached hereto as Exhibit 10(lxxix).

       (lxxx) Reaffirmation Amendment and Acknowledgement Agreement dated July 30, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, NACCO Industries, Inc. and Citicorp North America, Inc., individually and as Agent for the various Lenders, is attached hereto as Exhibit 10(lxxx).

       (lxxxi) Amendment No. 1 dated as of December 31, 1993 to the Amended and Restated Credit Agreement dated as of July 30, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company, the Lenders party thereto, and Citicorp North America, Inc.,individually and as Agent, is attached hereto as Exhibit 10(lxxxi).

       (lxxxii) Reaffirmation, Amendment and Acknowledgement Agreement dated as of December 31, 1993 among Hyster-Yale Materials Handling, Inc., Yale Materials Handling Corporation, Hyster Company and Citicorp North America, Inc., as Agent for the Lenders, is attached hereto as Exhibit 10(lxxxii).

       (lxxxiii)   Reaffirmation, Amendment and Acknowledgement Agreement dated as of January 1, 1994 among Hyster-Yale Materials Handling,
                   Inc., NACCO Materials Handling Group, Inc. and Citicorp
                   North America, Inc., as Agent for the Lenders, is attached hereto as Exhibit 10(lxxxiii).

*      (lxxxiv)    Amendment No. 1 dated as of May 13, 1993 to the Hyster-Yale
                   Profit Sharing Plan is attached hereto as Exhibit
                   10(lxxxiv).

*      (lxxxv)     Amendment No. 2 dated effective January 1, 1994 to the
                   Hyster-Yale Profit Sharing Plan is attached hereto as
                   Exhibit 10(lxxxv).

*      (lxxxvi)    Amendment No. 1 dated as of May 27, 1993 to the Hyster-Yale
                   Cash Balance Plan is attached hereto as Exhibit 10(lxxxvi).

*      (lxxxvii)   Amendment No. 2 dated effective January 1, 1994 to the
                   Hyster-Yale Cash Balance Plan is attached hereto as Exhibit
                   10(lxxxvii).

*      (lxxxviii)  Amendment No. 1 effective as of May 12, 1993 to the
                   Hyster-Yale Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(lxxxviii).

*      (lxxxix)    Amendment No. 1 effective January 1, 1994 to the Hyster-Yale
                   Unfunded Benefit Plan is attached hereto as Exhibit
                   10(lxxxix).

*      (lxxxx)     Amendment No. 1 effective as of December 31, 1993 to the
                   Hyster-Yale Annual Incentive Compensation Plan is attached hereto as Exhibit 10(lxxxx).

*      (lxxxxi)    Thirteenth Amendment dated February 15, 1993 to the Yale
                   Materials Handling Corporation Profit Sharing Retirement
                   Plan is attached hereto as Exhibit 10(lxxxxi).

*      (lxxxxii)   Master Trust Agreement for Defined Benefit Plans between
                   NACCO Industries, Inc. and State Street Bank and Trust
                   Company dated January 1, 1994 is incorporated herein by reference to Exhibit 10(cxxxviii) to NACCO Industries, Inc.
                   report on Form 10-K for the year ended December 31, 1993, Commission File Number 1-9172.

*      (lxxxxiii)  Amendment No. 2 effective as of December 31, 1993 to the
                   Hyster-Yale Long-Term Incentive Compensation Plan is attached hereto as Exhibit 10(lxxxxiii).

(21)   Subsidiaries of the Registrant.

       (i)         The subsidiaries of the Company are attached hereto as
                   Exhibit 21(i).

(24)   Powers of Attorney

       (i) A manually signed copy of a power of attorney for Owsley Brown II is attached hereto as Exhibit 24(i).

       (ii)        A manually signed copy of a power of attorney for John J.
                   Dwyer is attached hereto as Exhibit 24(ii).

       (iii) A manually signed copy of a power of attorney for Robert M. Gates is attached hereto as Exhibit 24(iii).

       (iv) A manually signed copy of a power of attorney for E. Bradley Jones is attached hereto as Exhibit 24(iv).

       (v)         A manually signed copy of a power of attorney for Dennis W.
                   LaBarre is attached hereto as Exhibit 24(v).

       (vi) A manually signed copy of a power of attorney for Yoshinori Ohno is attached hereto as Exhibit 24(vi).

       (vii) A manually signed copy of a power of attorney for Alfred M. Rankin, Jr. is attached hereto as Exhibit 24(vii).

       (viii)      A manually signed copy of a power of attorney for Claiborne
                   R. Rankin is attached hereto as Exhibit 24(vii).

       (ix)        A manually signed copy of a power of attorney for John C.
                   Sawhill is attached hereto as Exhibit 24(ix).

       (x) A manually signed copy of a power of attorney for Ward Smith is attached hereto as Exhibit 24(x).

       (xi)        A manually signed copy of a power of attorney for Britton T.
                   Taplin, is attached hereto as Exhibit 24(xi).

       (xii) A manually signed copy of a power of attorney for Frank E. Taplin, Jr. is attached hereto as Exhibit 24(xii).

       (xiii) A manually signed copy of a power of attorney for Richard B. Tullis is attached hereto as Exhibit 24(xiii).


* Management Contract or Compensation Plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Annual Report on Form 10-K.