Form 10-Q
period 1994-03-31
HYSTER YALE MATERIALS HANDLING INC
filed 1994-05-16
CIK 850422

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

 ____
|_X__|    QUARTERLY REPORT PURSUANT  TO SECTION  13  OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR
 ____
|____|    TRANSITION REPORT PURSUANT  TO SECTION  13 OR  15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                     Commission file number 33-28812


                         HYSTER - YALE MATERIALS HANDLING, INC.

         (Exact name of registrant as specified in its charter).


           Delaware                            34-1617886
- - --------------------------------------------------------------------
(State or other jurisdiction of (IRS Employeridentification No.) incorporation or organization)


2701  NW  Vaughn, Portland, Oregon         97210
- - --------------------------------------------------
(Address of principal executive offices) (Zip code)


Registrant's  telephone number, including area code (503) 721-6000


                                NONE
- - ------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                         Yes X   No
                            ---    ---

Number of shares of Common Stock outstanding at April 30,1994: 5,598.857

                  HYSTER-YALE MATERIALS HANDLING, INC.

                            TABLE OF CONTENTS


                                                         PAGE NO.

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

      Unaudited Consolidated Balance Sheets - March 31, 1994
         and December 31, 1993................................. 3

      Unaudited Consolidated Statements of Income - for the Three
      Months ended March 31, 1994 and 1993..................... 4

       Unaudited Consolidated Statements of Cash Flows - for  the
Three Months ended March 31, 1994 and 1993..................... 5

      Notes to Unaudited Consolidated Financial Statements..... 6

Item  2  -  Management's Discussion and Analysis  of  Results  of
Operations and Financial Condition........................  7 - 9

Part II. OTHER INFORMATION............................... 10 - 11

                                 PART I
ITEM 1 - Financial Statements

             HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED BALANCE SHEETS

                                       MARCH 31   DECEMBER 31
                                         1994       1993
                                         ----       ----
ASSETS                                         (In thousands)
Current Assets:
  Cash and cash equivalents           $  10,609      $ 20,255
  Accounts receivable, net              107,062       104,959
  Inventories                           173,473       151,216
  Assets held for sale                   11,969        11,991
  Deferred income taxes                   6,769         6,639
  Prepaid expenses and other              7,448         7,547
                                        -------       -------
                                        317,330       302,607

Other Assets, net                         9,230         9,969

Property, Plant and Equipment, net      122,815       121,732

Deferred Charges:
  Goodwill, net                         381,208       383,927
  Other, net                             14,142        14,800
                                        -------       -------
                                        395,350       398,727
                                        -------       -------

                                       $844,725      $833,035
                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                     $111,413      $ 97,753
  Short-term obligations                  9,609         7,853
  Current maturities of-
  long-term obligations                  32,758        28,388
  Accrued expenses                       62,172        66,664
  Deferred income taxes                   1,770         2,383
  Accrued income taxes                   18,443        22,266
                                        -------       -------
                                        236,165       225,307

Other Liabilities                        45,846        46,079

Deferred Income Taxes                    13,890        14,180

Long-Term Obligations                   289,864       290,343

Stockholders' Equity:
  Common Stock                                6             6
  Capital in excess of par value        178,192       178,192
  Retained income                        83,738        82,875
  Foreign  currency translation-
  adjustment and other                  (2,976)       (3,947)
                                        -------       -------
                                        258,960       257,126
                                        -------       -------

                                       $844,725      $833,035
                                       ========      ========

See notes to unaudited consolidated financial statements.
                                 - 3 -

          HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                              ------------------
                                                (In thousands)

                                              1994        1993
                                              ----        ----
Net sales                                  $245,328    $214,680

Cost of sales                               194,798     169,707
                                            -------     -------
  Gross profit                               50,530      44,973

Selling, administrative and
general expenses                             36,744      32,711

Goodwill amortization                         2,711       2,711
                                             ------       -----
  Operating profit                           11,075       9,551


Other income (expense):
  Interest income                               146         123
  Interest expense                          (8,726)    (10,453)
  Other, net                                  (640)       (637)
                                            -------    --------
                                            (9,220)    (10,967)
                                            -------    --------
Income (loss) before income
  taxes                                       1,855     (1,416)

Income tax provision (benefit)                  993       (645)
                                              -----     -------
Net income (loss)                             $ 862     $ (771)
                                              =====     =======

See notes to unaudited consolidated financial statements.

          HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               THREE MONTHS ENDED
                                                    MARCH 31
                                               ------------------
                                              1994         1993
                                              ----         -----
                                                (In thousands)
Operating Activities:
  Net income (loss)                        $   862       $(  771)
  Adjustment to reconcile net loss to net
   cash provided (used) by operating-
   activities
     Depreciation and amortization           8,058          7,971
     Deferred income taxes                 (1,018)          (749)
     Reserves for self-insurance             (146)          1,726
     Other, net                                639            466
     Working Capital Changes:
        Accounts receivable                (1,393)        (6,379)
        Inventories                       (21,182)        (1,784)
        Other current assets                   158        (1,272)
        Current liabilities                  4,375      ( 16,639)
                                          --------      ---------

Net cash provided (used) by operating-
activities                                 (9,647)       (17,431)
                                           -------       --------
Investing Activities:
  Expenditures for property, plant and-
  equipment                                (6,308)        (4,460)
  Other                                        250            552
                                               ---            ---
Net cash provided (used) by-
investing activities                       (6,058)        (3,908)
                                           -------        -------
Financing Activities:
  Additions to long-term obligations             -             29
  Reduction of long-term obligations       (6,810)          (505)
  Revolving credit facilities, net          10,700         27,600
  Short-term obligations, net                1,518        (4,700)
  Other                                        496            766
                                               ---            ---
Net cash provided (used) by
financing activities                         5,904         23,190
                                             -----         ------
Effect of exchange rate changes on cash        155           (53)
                                               ---           ----
Cash and Cash Equivalents:
  Increase (decrease) for the period       (9,646)          1,798
  Balance at the beginning of the period    20,255          7,865
                                            ------          -----
  Balance at the end of the period         $10,609        $ 9,663
                                           =======        =======

See notes to unaudited consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hyster-Yale Materials Handling, Inc. and subsidiaries (the Company) include the accounts of Hyster-Yale Materials Handling, Inc. (Hyster-Yale), a 97% owned subsidiary of NACCO Industries, Inc. (NACCO), and its wholly-owned subsidiaries NACCO Materials Handling Group, Inc. and NACCO Materials Handling Holding Co. The Company primarily does business as NACCO Materials Handling Group, Inc. with two product brands, Hyster and Yale.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1994, and the results of its operations and cash flows for the three month periods ended March 31, 1994 and 1993 have been included.

Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Operating profit in prior periods' consolidated financial statements has been restated to reflect the reclassification of goodwill amortization as a component of operating expenses.
Certain other amounts in the prior periods' unaudited consolidated financial statements have been reclassified to conform to the current periods' presentation.

Note B - Inventories

Inventories are summarized as follows:

                               MARCH 31       DECEMBER 31
                                1994             1993
                                ----             ----
                                  (In thousands)

Finished goods and service-
parts                           $ 82,395     $ 81,549
Raw materials and work-
in progress                      102,569       80,304
LIFO Reserve                    (11,491)     (10,637)
                               ---------     --------
     Total                      $173,473     $151,216
                               =========     ========

The cost of inventories has been determined by the last-in first-out (LIFO) method for 60% and 61% of such inventories as of March
31, 1994 and December 31, 1993, respectively.

ITEM  2 -  Management's Discussion  and Analysis  of Results  of
Operations  and  Financial Condition

FINANCIAL REVIEW

Sales and Operating Profits

First quarter 1994 net sales were $245.3 million, up 14.3% over the first quarter of 1993. Operating profit was $11.1 million, up 15.6% from $9.6 million reported in 1993. The following schedule details the components of the changes in net sales and operating profit and net income (loss) for the three month period of 1994 compared with 1993:

                                                            Net
                                          Net   Operating  Income
                                         Sales    Profit   (Loss)
                                              (In millions)
1993                                     $214.7    $9.6    $(0.8)
Increase (Decrease) in 1994 from:
      Lift truck unit volume               24.6     4.5      3.0
      Sales mix                             2.0     1.1      0.7
      Average sales price                   1.5     1.5      1.0
      Service parts                         4.0     1.4      0.9
      Manufacturing cost                            1.1      0.7
      Other operating expense                      (4.1)    (2.7)
      Foreign currency                     (1.5)   (4.0)    (3.0)
      Other income and expense                               0.9
      Differences between effective-
      and statutory tax rates                                0.5
      Change in statutory tax rates                         (0.3)
                                         ------   ------    -----

1994                                     $245.3   $11.1     $0.9
                                         ======   =====     ====

Increased unit volume in 1994 reflects the continued economic improvement in North America and improvements in global market share. European volume continues to be impacted by the European recession. While price discounting continues to be prevalent in the forklift industry, pricing has improved slightly in 1994 over 1993. Sales mix changes to higher margin products have positively affected results of operations in 1994. Service parts volume and income continues to improve in North America and Europe due to the improving economy in North America and new dealers in Europe.

Manufacturing costs decreased in first quarter 1994 compared to 1993 due to higher production volumes which resulted in increased overhead absorption. New product introductions also increased 1993 manufacturing costs. Other operating expenses were higher in 1994 due primarily to new marketing programs. First Quarter 1994 operating profits were also adversely affected by the stronger Japanese Yen which increased the cost of purchases sourced from Japan.

The Company's backlog of orders at March 31, 1994 was approximately 18,500 units compared to the 12,000 units at December 31, 1993. Backlog has increased due to a significant increase in orders from dealers both in North America and Europe. The market in Europe, however, is still at historically low levels. The strong first quarter 1994 order rate has resulted in longer lead times for selected models.

Geographic Segment Data

The  following  table presents the results of the  Company  on  a geographic  basis for the periods ended March 31, 1994  and  1993 respectively.

                    For the Three Months Ended March 31
                Americas   Europe Other Int'l Corp/Elims Total
                --------   ------ ----------- ---------- -----
                                 (In Millions)

Net Sales

1994              $174.1   $ 58.2   $   13.0  $   0.0  $245.3
1993              $155.5   $ 49.1   $   10.1  $   0.0  $214.7

Operating Profit (loss)

1994            $    9.7 $    0.7    $   1.1  $  (0.4) $ 11.1
1993            $    9.7 $   (1.4)   $   0.5  $   0.8  $  9.6


Other
- - -----
Interest expense during the three month period of 1994 was $8.7 million compared to $10.4 million in the same period a year ago. Lower 1994 interest expense is primarily due to lower debt levels resulting from the July 1993 retirement of $50 million 12 3/8% subordinated debentures.

The Company has entered into unsecured interest rate swap agreements for a portion of its floating rate debt to provide protection against significant increases in interest rates. At March 31, 1994, the Company had outstanding interest rate swap agreements with total notional principal amounts of $125 million. The Company will continue to evaluate its exposure to floating rate debt.

Items included in other-net expense are as follows:

                                           Three Months Ended
                                                March 31
                                             (In Thousands)
                                           1994         1993
                                           ----         ----
Currency transaction gains (losses)    $    (0.3)    $   0.3
Equity in losses of
  unconsolidated subsidiaries               (0.5)       (0.5)
Miscellaneous                                0.2        (0.4)
                                            -----       -----
                                       $    (0.6)    $  (0.6)
                                            =====       =====

The equity losses in unconsolidated subsidiaries primarily result from recording 50% of the operating losses of the Company's Sumitomo-Yale (S-Y) joint venture. The losses in 1994 and 1993 are due to the strong yen and depressed Japanese domestic market.

Provision for Income Taxes
The Company recorded a tax provision of $1.0 million on pretax income of $1.9 million in 1994 for an effective tax rate of 53.5%. The higher than statutory rate results primarily from the nondeductibility of goodwill amortization. This compares to a benefit of $0.6 million on a pretax loss of $1.4 million in the first quarter of 1993 for an effective tax rate of 45.5%. The lower tax rate in 1993 primarily reflects tax benefits on the sale of property in 1993 not expected in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it can adequately meet all of its current and long-term commitments and operating needs through internally generated funds and borrowings available under revolving credit agreements. As of March 31, 1994 there was $89.3 million available under the senior bank revolving credit facility.

Expenditures for property, plant and equipment were $6.3 million for the first three months of 1994. The majority of these expenditures were for manufacturing expansion and tooling related to future production of new products. Estimated capital expenditures for the remainder of 1994 will be approximately $18.7 million. Principal sources of financing these capital expenditures are internally generated funds, bank borrowings and assistance grants from local development boards.

                                 PART II

Item 1 - Legal Proceedings

         None

Item 2 - Change in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

                                Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Hyster-Yale     Materials
Handling, Inc.
                                                  (Registrant)



                                   Roger A. Jensen
                                                Roger A. Jensen
                                             Controller
                                   (Chief Accounting Officer)


                                   Date:       May       , 1994