Form 10-Q
period 1994-06-30
HYSTER YALE MATERIALS HANDLING INC
filed 1994-08-15
CIK 850422

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q

 ____
|_X__|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1994

          OR
 ____
|____|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For   the   transition   period  from  __________________   to
__________________

                  Commission file number   33-28812


     HYSTER - YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter).


     Delaware                           34-1617886
(State  or  other jurisdiction of        (IRS  Employeridentification No.)
incorporation or organization)


     2701 NW Vaughn, Portland, Oregon             97210
(Address of principal executive offices)          (Zip code)


     (503) 721-6000
Registrant's telephone number, including area code

     NONE
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                           Yes-X-  No- -
Number of shares of Common Stock outstanding at July 31, 1994:
5,598.857

                HYSTER-YALE MATERIALS HANDLING, INC.

                          TABLE OF CONTENTS


Part I.  FINANCIAL INFORMATION

                                                         PAGE NO.


Item 1 - Financial Statements

      Unaudited Consolidated Balance Sheets - June 30, 1994
         and December 31, 1993                                    3

      Unaudited Consolidated Statements of Income - for the Three
         Months and Six Months ended June 30, 1994 and 1993       4

      Unaudited Consolidated Statements of Cash Flows - for the
         Six Months ended June 30, 1994 and 1993                  5

      Notes to Unaudited Consolidated Financial Statements       6-7


Item  2  -  Management's Discussion and Analysis  of  Results  of
Operations
         and Financial Condition                                 8-12

Part II. OTHER INFORMATION                                      13-15

                               PART I
ITEM 1 - Financial Statements

        HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS

                                        JUNE 30     DECEMBER 31
                                         1994          1993
ASSETS                                      (in thousands)
Current Assets:
  Cash and cash equivalents           $  32,307     $  20,255
  Accounts receivable, net              145,972       104,959
  Inventories                           181,145       151,216
  Assets held for sale                   11,939        11,991
  Deferred income taxes                   6,874         6,639
  Prepaid expenses and other              8,092         7,547
                                        -------       -------
                                        386,329       302,607

Other Assets, net                         9,502         9,969

Property, Plant and Equipment, net      125,959       121,732
Deferred Charges:
  Goodwill, net                         378,513       383,927
  Other, net                             12,070        14,800
                                        -------       -------
                                        390,583       398,727

                                       $912,373      $833,035
                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                     $145,754      $ 97,753
  Short-term obligations                 18,217         7,853
  Current maturities of                  85,170        28,388
     long-term obligations
  Accrued expenses                       74,056        66,664
  Accrued income taxes                   15,213        22,266
  Deferred income taxes                   1,488         2,383
                                        -------       -------
                                        339,898       225,307

Other Liabilities                        46,780        46,079

Deferred Income Taxes                    14,412        14,180

Long-Term Obligations                   221,007       290,343
Stockholders' Equity:
  Common Stock                                6             6
  Capital in excess of par value        203,192       178,192
  Retained income                        85,813        82,875
  Foreign currency translation            1,265       (3,947)
     adjustment and other               -------       -------
                                        290,276       257,126
                                        -------      --------
                                       $912,373      $833,035
                                       ========      ========

See notes to unaudited consolidated financial statements.


        HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                        Six Months Ended      Six Months Ended
                             JUNE 30             JUNE 30

                          (In thousands)      (In thousands)
                           1994    1993        1994     1993

Net sales               $290,358 $228,684   $535,686 $443,364

Cost of sales            230,558  182,424    425,356  352,131
                         -------  -------    -------  -------
Gross profit              59,800   46,260    110,330   91,233

Selling, administrative
and general expenses      37,268   35,591     74,012   68,302

Goodwill amortization      2,711    2,711      5,422    5,422
                          ------    -----     ------   ------
  Operating profit        19,821    7,958     30,896   17,509


Other income (expense):
  Interest income            241      204        387      327
  Interest expense       (9,216) (10,671)   (17,942) (21,124)
  Other, net                 123      603      (517)     (34)
                         -------  -------   -------- --------
                         (8,852)  (9,864)   (18,072) (20,831)
                         -------  -------   -------- --------

Income (loss) before
  income taxes and
  extraordinary charge    10,969  (1,906)     12,824  (3,322)

Income tax provision       5,675  (1,669)      6,668  (2,314)
   (benefit)               -----  -------      -----  -------

Income (loss) before
extraordinary charge       5,294    (237)      6,156  (1,008)

Extraordinary charge,     (3,218) (3,292)     (3,218) (3,292)
   net of tax             ------- -------     ------- -------

Net income (loss)         $2,076 $(3,529)     $2,938 $(4,300)
                          ====== ========     ====== ========

See notes to unaudited consolidated financial statements.

        HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Six Months Ended
                                              JUNE 30

                                           (In thousands)
                                          1994         1993
Operating Activities:
  Net income (loss)                    $2,938     $(4,300)
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities
     Extraordinary charge, net of tax   3,218        3,292
     Depreciation and amortization     16,245       15,932
     Deferred income taxes              (949)      (1,565)
     Reserves for self-insurance          455        2,605
     Other, net                           791           96
     Working Capital Changes:
        Accounts receivable          (10,964)     (15,916)
        Inventories                  (26,019)      (3,827)
        Accounts payable               43,829       14,569
        Other current assets            (360)        3,016
        Other current liabilities     (3,020)      (9,205)
Net cash provided by                  -------      -------
  operating activities                 26,164        4,697
Investing Activities:                 -------      -------
  Expenditures for property,
   plant and equipment               (13,867)      (9,700)
  Other                                   454           12
Net cash (used)                      --------      -------
  by investing activities            (13,413)      (9,688)
Financing Activities:
   Additions  to  long-term             -             -
   obligations
Reduction of long-term obligations   (12,672)        (542)
  Revolving credit facilities, net       -           1,400
  Short-term obligations, net           8,347        4,925
  Other                                 1,179        1,536
Net cash provided (used)                -----        -----
  by financing activities              (3,146)       7,319
                                       -------       -----
Effect  of exchange rate                2,447        (760)
   changes on cash                     ------        -----
Cash and Cash Equivalents:
  Increase (decrease) for the period   12,052        1,568
  Balance at the beginning of period   20,255        7,865
                                       ------        -----
  Balance at the end of period       $ 32,307      $ 9,433
                                     ========      =======

See notes to unaudited consolidated financial statements.

        HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1994

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

These   financial  statements  have  been   prepared   in
accordance  with generally accepted accounting principles
for   interim   financial  information   and   with   the
instructions to Form 10-Q and Article 10 of Regulation S-
X.    Accordingly,  they  do  not  include  all  of   the
information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of June 30, 1994, and the results of its operations for the three month and six month periods and cash flows for the six month periods ended June 30, 1994 and 1993 have been included.

Operating  results  for the three  month  and  six  month
periods   ended   June  30,  1994  are  not   necessarily
indicative  of the results that may be expected  for  the
year  ended  December 31, 1994.  For further information,
refer  to  the  consolidated  financial  statements   and
footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Operating profit in prior periods' consolidated financial
statements    has   been   restated   to   reflect    the
reclassification of goodwill amortization as a  component
of  operating  expenses.  Certain other  amounts  in  the
prior    periods'   unaudited   consolidated    financial
statements have been reclassified to conform to the current periods' presentation.

Note B - Extraordinary Charge

The 1994 extraordinary charge of $3.2 million, net of $2.0 million in tax benefits, represents the write-off of premiums and unamortized debt issuance costs associated with the expected retirement of $71.4 million of the Company's 12-3/8% subordinated debentures. The Company retired $47.6 million of debentures in August, 1994 using internally generated funds and a $25 million equity contribution from existing shareholders. The equity contribution which occurred on August 1, 1994 is recorded on the consolidated balance sheet at June 30, 1994 as accounts receivable and was treated as a non cash transaction for the six month period ended
June 30, 1994.

The  Company also amended its existing senior bank credit
agreement  during  the  second  quarter  to  permit   the
accelerated use of $25 million to retire additional subordinated debentures. It is the Company's intention to retire this debt as the funds are generated through operations and other cash enhancement activities.

The existing senior bank credit agreement also permits a further $25 million of subordinated debentures to be retired when the Company achieves a 43% debt to total capitalization ratio as defined in the agreement.

The 1993 extraordinary charge related to retirement of approximately $50 million of subordinated debentures.

Note C - Inventories

Inventories are summarized as follows:


                                    JUNE 30      DECEMBER 31
                                     1994           1993
                                 (In thousands) (In thousands)
Finished goods and service parts   $ 84,789       $ 81,549
Raw materials and work in progress  107,998         80,304
LIFO Reserve                       (11,642)       (10,637)
                                   --------       --------
Total                              $181,145       $151,216
                                   ========       ========


The cost of inventories has been determined by the last-in first-out (LIFO) method for 62% and 61% of such inventories as of June 30, 1994 and December 31, 1993, respectively.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition


FINANCIAL REVIEW

The results of operations for the Company were as follows for June 30:

                           Three Months Ended    Six Months Ended
                                JUNE 30              JUNE 30

                             (In millions)        (In millions)
                              1994     1993        1994    1993
Revenues
  Americas                  $ 203.1  $ 156.5    $ 377.2  $ 312.0
  Europe, Africa and           70.8     60.9      129.4    110.0
  Middle East
  Australia and Far East       16.5     11.3       29.1     21.4
                            -------  -------    -------  -------
                            $ 290.4  $ 228.7    $ 535.7  $ 443.4
                            =======  =======    =======  =======

Operating profit
  Americas                   $ 14.8    $ 7.6     $ 24.2   $ 17.8
  Europe, Africa and            3.4     (0.1)       4.0     (1.2)
  Middle East
  Australia and Far East        1.6      0.4        2.7      0.9
                             ------    -----     ------   ------
                             $ 19.8    $ 7.9     $ 30.9   $ 17.5
                             ======    =====     ======   ======

Operating profit excluding
goodwill amortization
  Americas                   $ 16.8    $ 9.6     $ 28.2   $ 21.8
  Europe, Africa and            4.1      0.6        5.4      0.1
  Middle East
  Australia and Far East        1.6      0.4        2.7      1.0
                             ------   ------     ------   ------
                             $ 22.5   $ 10.6     $ 36.3   $ 22.9
                             ======   ======     ======   ======



Second Quarter of 1994 Compared with Second Quarter of 1993

The following schedule details the components of the changes in  revenues, operating profit and net income (loss) for the second quarter of 1994 compared with 1993.
                                                            Net
                                                Operating  Income
                                        Revenues  Profit   (Loss)
                                        --------  ------   ------
                                              (In millions)
1993                                     $228.7    $7.9    $(3.5)
Increase (Decrease) in 1994 from:
      Lift truck unit volume               48.9     9.7      6.4
      Sales mix                             7.1     2.9      1.9
      Average sales price                   3.1     3.1      2.1
      Service parts                         4.8     2.0      1.3
      Manufacturing cost                           (0.3)    (0.2)
      Other operating expense                      (5.2)    (3.4)
      Foreign currency                     (2.2)   (0.3)    (0.2)
      Other income and expense                               0.6
      Differences between effective                         (2.9)
      and statutory tax rates            ------   -----     ----
1994                                     $290.4   $19.8     $2.1
                                         ======   =====     ====


Increased  unit  volume  in 1994 reflects  the  continued
economic improvement in North America and gains in global
market  share.   Most European and the  Japanese  markets
remained slow. While price discounting continues to be prevalent in the forklift industry, pricing has improved slightly, primarily in North America. The positive mix results from increased sales of higher value lift trucks in 1994 due to new product introductions in late 1993.
The service parts business continues to improve worldwide due to the strength of the economy in North America, and new marketing programs and dealers in Europe.

Other operating expenses have increased due to higher marketing and engineering costs to support new product introductions and volume related customer service costs.

The  Company's  backlog of orders at June  30,  1994  was
approximately  22,000 units compared to 12,000  units  at
December  31,  1993.   Backlog has  increased  due  to  a
significant  increase  in orders  in  North  America  and
Europe.   The  strong  1994 order rate  has  resulted  in
longer   lead  times  for  selected  models.   Management
believes  that  the  backlog  level  is  consistent  with
overall  increases  in  industry  backlog  levels.    The
Company is aggressively moving to reduce delivery lead times.

Six Months Ended June 30, 1994 Compared with Six Months ended June 30, 1993

The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the six months ended June 30, 1994 compared with 1993:

                                                            Net
                                                Operating  Income
                                        Revenues  Profit   (Loss)
                                        --------  ------   ------
                                              (In millions)
1993                                     $443.4   $17.5    $(4.3)
Increase (Decrease) in 1994 from:
      Lift truck unit volume               73.5    14.2      9.4
      Sales mix                             9.1     4.0      2.6
      Average sales price                   4.6     4.6      3.0
      Service parts                         8.8     3.4      2.2
      Manufacturing cost                            0.8      0.5
      Other operating expense                      (9.3)    (6.1)
      Foreign currency                     (3.7)   (4.3)    (2.8)
      Other income and expense                               1.9
      Differences between effective
      and statutory tax rates                               (3.4)
      Change in statutory tax rate                          (0.1)
                                         ------   -----     ----
1994                                     $535.7   $30.9     $2.9
                                         ======   =====     ====



The  results  for  the  six months of  1994  versus  1993
improved significantly due to large volume increases consistent with the second quarter comparison above. The improvements in sales mix are attributable to new product introductions in late 1993 that increased sales of higher value lift trucks.

Increased  other  operating  expense  is  due  to  higher
marketing  and engineering costs related to  new  product
introductions and market share gain strategies along with
volume  related  customer  service  costs.  The  negative
foreign   currency  effect  on  revenues  is  caused   by
translation of a weaker Pound Sterling to the U.S. Dollar while operating profit was adversely affected by the strong Japanese Yen which increased the cost of product sourced from Japan.

Other Income and Expense

Items of other income (expense) were as follows for the periods ended June 30:

                       Three Months Ended   Six Months Ended
                             June 30             June 30
                       ------------------   ----------------
                                     (In Millions)
                         1994     1993       1994     1993
                         ----     ----       ----     ----
Interest Income          $0.2     $0.2       $0.4     $0.3
Interest Expense         (9.2)   (10.7)     (17.9)   (21.1)
Other - net               0.1      0.6       (0.5)     0.0


The reduction in interest expense in 1994 is due to lower levels of debt in 1994 after the 1993 debt restructuring.
Other-net in 1993 included a $2.1 million gain from the sale of a former plant site. Included in other net are the improved 1994 results of Sumitomo Yale, a 50% owned joint venture, as compared with the same periods in 1993.

Provision for Income Taxes

The effective income tax rates for the periods ended June 30 were as follows:

                                        Three Months       Six Months
                                        Ended June 30     Ended June 30
                                        -------------     -------------
                                              (In Millions)
                                        1994   1993      1994   1993
                                        ----   ----      ----   ----
Income (loss) before income taxes
   and extraordinary charge             $11.0  $(1.9)    $12.8   $(3.3)
Provision (benefit) for income taxes    $ 5.7  $(1.7)    $ 6.7   $(2.3)
Effective income tax rate                 52%    88%       52%     70%

The higher effective tax rates in 1993 were due to the relatively low level of projected 1993 full year income which allowed permanent differences (primarily goodwill amortization) to affect the rate dramatically.

Extraordinary Charges

The  extraordinary charges of $3.2 million, net  of  $2.0
million in tax benefits in 1994 and $3.3 million, net of $2.0 million in tax benefits in 1993, represent the write-off of premiums and unamortized debt issuance costs associated with the partial redemption of the Company's
12-3/8% subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were  $7.6
million and $13.9 million for the second quarter and  six
months  of  1994,  respectively.  The majority  of  these
expenditures were for manufacturing expansion and tooling
related  to future production of new products.  Estimated
capital  expenditures for the remainder of 1994  will  be
approximately  $12.1  million.   Principal   sources   of
financing   these  capital  expenditures  are  internally
generated   funds,   bank   borrowings   and   government
assistance grants.

The   Company   retired  $47.6  million  of  subordinated
debentures  in  August, 1994 using  internally  generated
funds and a $25 million equity contribution from existing
shareholders.   The  Company also  amended  its  existing
senior bank credit agreement during the second quarter to
permit  the  accelerated use of  $25  million  to  retire
additional subordinated debentures in 1994.   It  is  the
Company's intent to retire this debt as funds are available. A variety of working capital cash enhancement activities are in process to increase cash available for debt retirement.

The existing senior bank credit agreement also permits a further $25 million of subordinated debentures to be retired when the Company achieves a 43% debt to total capitalization ratio as defined in the agreement.

The  Company believes it can meet all of its current  and
long-term   commitments  and  operating   needs   through
internally generated funds and borrowings available under committed revolving credit agreements. As of June 30, 1994 there was $100.0 million available under the senior bank revolving credit facility.

PART II

Item 1 - Legal Proceedings
    None

Item 2 - Change in Securities
    None

Item 3 - Defaults Upon Senior Securities
    None

Item 4 - Submission of Matters to a Vote of Security Holders

A.   Effective as of May 3, 1994, Written Consents of the
     Stock-holders of Hyster-Yale Materials Handling,
     Inc. were signed.  Said Consents constituted the Annual
     Meeting of Stockholders for 1994.

B. The Written Consents of Stockholders of Hyster-Yale Materials Handling, Inc. reduced the number of Directors of the Company to 14 and elected the following individuals as Directors of the Company until the next Annual Meeting or until their successors are elected.

               Owsley Brown II
               John J. Dwyer
               Reginald R. Eklund
               Robert M. Gates
               E. Bradley Jones
               Dennis W. LaBarre
               Yoshinori Ohno
               Alfred M. Rankin, Jr.
               Claiborne R. Rankin
               John C. Sawhill
               Britton T. Taplin
               David F. Taplin
               Frank E. Taplin, Jr.
               Richard B. Tullis

C. The matters mentioned in Item B. above were the only matters consented to and the Consents were executed by stockholders representing all of the outstanding shares of the Company.

Item 5 - Other Information
    None

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits. See Exhibit Index on page 15 of this quarterly report on Form 10-Q.

                              Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Hyster-Yale Materials Handling, Inc.
                           ------------------------------------
                           (Registrant)



                                     /S/ Roger A. Jensen
                           --------------------------------
                           Roger A. Jensen
                           Controller
                           (Chief Accounting Officer)


                           Date:    August 12, 1994
                           ------------------------

                            EXHIBIT INDEX



Exhibit 10

* (lxxxxiv) Amendment No. 2 to the Hyster-Yale Materials
            Handling, Inc. Annual Incentive Compensation
            Plan effective January 1, 1994 is attached hereto as Exhibit 10(lxxxxiv).

* (lxxxxv)  Amendment No. 3 to the Hyster-Yale Materials
            Handling, Inc. Long-Term Incentive Compensation
            Plan effective January 1, 1994 is attached hereto as Exhibit 10(lxxxxv).

* (lxxxxvi) Amendment No. 3 to the NACCO Materials Handling
            Group, Inc. Profit Sharing Plan effective
            January 1, 1994 is attached hereto as Exhibit
            10(lxxxxvi).

* (lxxxxvii)Amendment No. 2 to the NACCO Materials Handling
            Group, Inc. Unfunded Benefit Plan effective
            January 1, 1994 is attached hereto as Exhibit
            10(lxxxxvii).

*(lxxxxviii)Amendment No. 2 dated as of June 29, 1994
            to Amended and Restated Credit Agreement dated as of July 30, 1993 is attached hereto as
            Exhibit 10(lxxxxviii).



















* Management Contract or Compensation Plan or arrangement required to be filed as an exhibit pursuant to Item 6(a) of this Quarterly Report on Form 10-Q.