Form 10-Q
period 1994-09-30
HYSTER YALE MATERIALS HANDLING INC
filed 1994-11-14
CIK 850422

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1994

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to
__________________

Commission file number   33-28812

     HYSTER - YALE MATERIALS HANDLING, INC.
(Exact name of registrant as specified in its charter).

     Delaware                      34-1617886
(State or other jurisdiction of                   (IRS Employer
identification No.)
incorporation or organization)

     2701 NW Vaughn, Portland, Oregon        97210
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

                    Yes   X    No

Number of shares of Common Stock outstanding at October 31, 1994:
5,598.857

              HYSTER-YALE MATERIALS HANDLING, INC.

                        TABLE OF CONTENTS

Part I.  FINANCIAL INFORMATION
                                                        PAGE NO.
Item 1 -                                 Financial Statements

      Unaudited Consolidated Balance Sheets - September 30, 1994
         and December 31, 1993                              3

      Unaudited Consolidated Statements of Income - for the Three
Months and Nine Months ended September 30, 1994 and 1993    4

      Unaudited Consolidated Statements of Cash Flows - for the
         Nine Months ended September 30, 1994 and 1993      5

      Notes to Unaudited Consolidated Financial Statements  6-7


Item 2 - Management's Discussion and Analysis of Results of
Operations and Financial Condition                          8-11

Part II. OTHER INFORMATION                                 12-14

                             PART I

                  ITEM 1 - Financial Statements

      HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED BALANCE SHEETS

                                      September 30  December 31
                                          1994          1993
                                              (in thousands)
ASSETS
Current Assets:
  Cash and cash equivalents           $  21,979     $  20,255
  Accounts receivable, net              118,112       104,959
  Inventories                           204,101       151,216
  Assets held for sale                   11,605        11,991
  Deferred income taxes                   7,276         6,639
  Prepaid expenses and other              5,683         7,547
                                        368,756       302,607

Other Assets, net                        10,624         9,969

Property, Plant and Equipment, net      126,325       121,732

Deferred Charges:
  Goodwill, net                         375,786       383,927
  Other, net                             11,809        14,800
                                        387,595       398,727

                                       $893,300      $833,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                     $134,132       $97,753
  Short-term obligations                 14,089         7,853
  Current maturities of long-term
  obligations                            77,538        28,388
  Accrued expenses                       67,133        66,664
  Accrued income taxes                   15,925        22,266
  Deferred income taxes                   1,067         2,383
                                        309,884       225,307

Other Liabilities                        52,141        46,079

Deferred Income Taxes                    13,340        14,180

Long-Term Obligations                   221,059       290,343

Stockholders' Equity:
  Common Stock                                6             6
  Capital in excess of par value        198,205       173,205
  Retained income                        89,355        82,875
  Foreign currency translation
  adjustment and other                    9,310         1,040
                                        296,876       257,126
                                       $893,300      $833,035
See notes to unaudited consolidated financial statements.

      HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                     Three Months Ended  Nine Months Ended
                        September 30        September 30

                       (In thousands)      (In thousands)
                       1994    1993        1994    1993

Net sales          $289,739 $217,516   $825,425  $660,880

Cost of sales       232,672  176,573    658,028   528,704

Gross profit         57,067   40,943    167,397   132,176

Selling, administrative
and general expenses 39,825   32,200    113,837   100,502

Goodwill amortization 2,711    2,710      8,133     8,131

  Operating profit   14,531    6,033     45,427    23,543


Other income (expense):
  Interest income       255      154        642       481
  Interest expense   (8,245) (10,032)   (26,187)  (31,157)
  Other, net            840   (1,340)       324    (1,374)
                     (7,150) (11,218)   (25,221)  (32,050)

Income (loss) before
  income taxes and
  extraordinary charge7,381   (5,185)    20,206    (8,507)

Income tax provision
(benefit)             3,839    2,135     10,507      (179)

Income (loss) before
extraordinary charge  3,542   (7,320)     9,699    (8,328)

Extraordinary charge,
net of tax              -        -       (3,219)   (3,292)

Net income (loss)    $3,542  $(7,320)    $6,480  $(11,620)
See notes to unaudited consolidated financial statements.

      HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Nine Months Ended
                                            September 30
                                           (In thousands)
                                         1994         1993

Operating Activities:
  Net income (loss)                    $6,480     $(11,620)
  Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities
     Extraordinary charge, net of tax   1,790        2,269
     Depreciation and amortization     24,566       23,851
     Deferred income taxes             (2,829)      (2,446)
     Reserves for self-insurance        2,278        2,893
     Other, net                         1,172        1,543
     Working Capital Changes:
        Accounts receivable            (4,949)     (14,480)
        Inventories                   (47,085)       5,650
        Accounts payable               29,145       25,219
        Other current assets            2,083          598
        Other current liabilities      (5,700)      (8,437)

Net cash provided by
  operating activities                  6,951       25,040

Investing Activities:
  Expenditures for property,
   plant and equipment                (18,727)     (14,793)
  Other                                   (67)       4,160

Net cash (used)
  by investing activities             (18,794)     (10,633)

Financing Activities:
  Additions to long-term obligations    1,830        1,038
  Reduction of long-term obligations  (65,699)     (24,318)
  Revolving credit facilities, net     43,600       (7,500)
  Short-term obligations, net           3,083       (1,994)
  Capital Contribution                 25,000       28,272
  Other                                 1,260        1,991

Net cash provided (used)
  by financing activities               9,074       (2,511)

Effect of exchange rate changes on cash 4,493         (686)

Cash and Cash Equivalents:
  Increase (decrease) for the period    1,724       11,210
  Balance at the beginning of period   20,255        7,865

  Balance at the end of period       $ 21,979     $ 19,075

See notes to unaudited consolidated financial statements.

      HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1994

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 1994, and the results of its operations for the three month and nine month periods and cash flows for the nine month periods ended September 30, 1994 and 1993 have been included.

Operating results for the three month and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Certain amounts in the prior periods' unaudited consolidated financial statements have been reclassified to conform to the current periods' presentation.

Note B - Extraordinary Charge

The 1994 extraordinary charge of $3.2 million, net of $2.0 million in tax benefits, represents the write-off of premiums and unamortized debt issuance costs associated with the retirement of
approximately     $72 million of the Company's 12-3/8%
subordinated debentures. The Company retired approximately $48 million of debentures in August, 1994 using internally generated funds and a $25 million equity contribution from existing shareholders.

The Company also amended its existing senior bank credit agreement during the second quarter to permit the accelerated use of $25 million to retire additional subordinated debentures. On November 9, 1994 the Company gave notice to its trustee to call approximately $24 million face value of additional debentures.

The existing senior bank credit agreement also permits a further $25 million of subordinated debentures to be retired when the Company achieves a 43% debt to total capitalization ratio as defined in the agreement. At September 30, 1994, this ratio was 47%.

The 1993 extraordinary charge related to retirement of approximately $50 million of subordinated debentures.

Note C - Inventories

Inventories are summarized as follows:

                              September 30   December 31
                                  1994           1993
                             (In thousands) (In thousands)

Finished goods and service parts  $ 86,341   $ 81,549
Raw materials and work in progress 129,402     80,304
LIFO Reserve                       (11,642)   (10,637)
Total                             $204,101   $151,216



The cost of inventories has been determined by the last-in first-out (LIFO) method for 61% of such inventories as of September 30, 1994 and December 31, 1993.

   ITEM 2 - Management's Discussion and Analysis of Results of
               Operations and Financial Condition

                        FINANCIAL REVIEW

The results of operations for the Company were as follows for
September 30:
                             Three Months Ended   Nine Months Ended
                                September 30         September 30

                               (In millions)        (In millions)
                                1994     1993       1994     1993

Revenues
  Americas                    $ 204.8 $ 157.1     $ 582.0 $ 469.1
  Europe, Africa and Middle East 65.3    50.7       194.7   160.7
  Asia-Pacific                   19.6     9.7        48.7    31.1
                              $ 289.7 $ 217.5     $ 825.4 $ 660.9
Operating profit
  Americas                     $ 11.5   $ 7.3      $ 35.7  $ 25.1
  Europe, Africa and Middle East  1.0    (1.7)        5.0    (2.9)
  Asia-Pacific                    2.0     0.4         4.7     1.3
                               $ 14.5   $ 6.0      $ 45.4  $ 23.5
Operating profit excluding goodwill amortization
  Americas                     $ 13.4   $ 9.2      $ 41.6  $ 31.0
  Europe, Africa and Middle East  1.7    (0.9)        7.1    (0.8)
  Asia-Pacific                    2.1     0.4         4.8     1.4
                               $ 17.2   $ 8.7      $ 53.5  $ 31.6

Third Quarter of 1994 Compared With Third Quarter of 1993

The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the third quarter of 1994 compared with 1993.
                                                            Net
                                                Operating  Income
                                        Revenues  Profit   (Loss)
                                              (In millions)

1993                                     $217.5    $6.0    $(7.3)
Increase (Decrease) in 1994 from:
      Lift truck unit volume               60.3    12.4      8.1
      Sales mix                            (3.5)   (2.1)    (1.4)
      Average sales price                   2.7     2.7      1.8
      Service parts                         7.8     3.5      2.3
      Manufacturing cost                           (0.9)    (0.6)
      Other operating expense                      (7.5)    (4.9)
      Foreign currency                      4.9     0.4      0.2
      Other income and expense                               2.7
      Differences between effective and statutory
        tax rates                                            2.6
1994                                     $289.7   $14.5     $3.5

Increased unit volume in 1994 reflected the continued economic improvement in North America and gains in global market share. European and Japanese markets remained slow during the quarter, however, signs of recovery began to appear. While discounting continued to be prevalent in the forklift industry, pricing improved slightly, primarily in North America. The negative mix resulted from higher sales in low margin European countries and higher sales of low margin products in North America. The service parts business continued to improve worldwide due to the strength of the economy in North America, and new marketing programs and dealers in Europe.

The unfavorable manufacturing costs variance was due to shipment delays caused by vendor parts shortages and increased warranty costs partially offset by plant efficiencies caused by increased volumes. Other operating expenses have increased due to higher marketing expenses associated with strategic programs and increased incentive based payroll costs. The weaker U.S. Dollar caused translated net sales to be higher during 1994.

Nine Months Ended September 30, 1994 Compared With Nine Months
Ended September 30, 1993

The following schedule details the components of the changes in revenues, operating profit and net income (loss) for the nine months ended September 30, 1994 compared with 1993:
                                                            Net
                                                Operating  Income
                                        Revenues  Profit   (Loss)
                                              (In millions)

1993                                     $660.9   $23.5   $(11.6)
Increase (Decrease) in 1994 from:
      Lift truck unit volume              133.8    26.6     17.3
      Sales mix                             5.6     1.9      1.2
      Average sales price                   7.3     7.3      4.8
      Service parts                        16.6     6.9      4.5
      Manufacturing cost                           (3.4)    (2.2)
      Other operating expense                     (13.1)    (8.5)
      Foreign currency                      1.2    (4.3)    (3.1)
      Other income and expense                               4.7
      Differences between effective
      and statutory tax rates                               (0.6)

1994                                     $825.4   $45.4     $6.5
The results for the nine months of 1994 versus 1993 improved significantly due to large volume increases consistent with the third quarter comparison above. The improvement in sales mix was attributable to new product introductions in late 1993 that increased sales of higher value lift trucks. Pricing was improved due to increased demand in North America. Service parts business was strong, particularly in North America and profitability improved worldwide.

Manufacturing costs increased slightly due to shipment delays caused by vendor parts shortages and volume driven warranty charges offset partially by higher absorption of fixed costs as production volumes climbed. Increased other operating expense is due to higher marketing and engineering costs that support strategic programs and increased incentive based payroll costs.

The positive foreign currency effect on revenues is caused by translation of a stronger Pound Sterling and Australian Dollar to the U.S. Dollar while operating profit was adversely affected by the strong Japanese Yen which increased the cost of product sourced from Japan.

The Company's backlog of orders at September 30, 1994 was approximately 23,800 units compared to 12,000 units at December 31, 1993. Backlog has increased due to a significant increase in orders in North America and Europe. Management believes that the backlog level is consistent with overall increases in industry backlog levels. The strong 1994 order rate has resulted in longer lead times for selected models. The Company is continuing to pursue reduced delivery lead times.

Other Income and Expense

Items of other income (expense) were as follows for the periods ended September 30:

                         Three Months Ended Nine Months Ended
                             September 30      September 30
                                       (In Millions)
                             1994     1993       1994   1993

Interest Income              $0.3     $0.2       $0.6   $0.5
Interest Expense             (8.2)   (10.0)     (26.2) (31.2)
Other - net                   0.8     (1.3)       0.3   (1.3)

The reduction in interest expense in 1994 is due to lower levels of debt in 1994. Included in other net are the improved 1994 results of Sumitomo Yale, a 50% owned joint venture, as compared with the same periods in 1993. During the first nine months of 1993 other-net included a $2.1 million gain from the sale of a former plant site.

Provision for Income Taxes

The effective income tax rates for the periods ended September 30 were as follows:
                           Three Months Ended Nine Months Ended
                              September 30       September 30
                                      (In Millions)
                               1994      1993     1994     1993
Income (loss) before income
taxes and extraordinary charge $7.4     $(5.2)    $20.2    $(8.5)
Provision (benefit) for
income taxes                   $3.8      $2.1     $10.5    $(0.2)
Effective income tax rate       52%       N.M.     52%       N.M.

Effective tax rates in 1993 are not meaningful due to pretax losses not benefited due to the adverse effect of permanent differences (primarily goodwill). The effective rate in 1994 is higher than the statutory rate due to the same permanent differences.

Extraordinary Charges

The extraordinary charges of $3.2 million, net of $2.0 million in tax benefits in 1994 and $3.3 million, net of $2.0 million in tax benefits in 1993, represent the write-off of premiums and unamortized debt issuance costs associated with the partial redemption of the Company's 12-3/8% subordinated debentures.

                 LIQUIDITY AND CAPITAL RESOURCES

Expenditures for property, plant and equipment were $4.8 million and $18.7 million for the third quarter and nine months of 1994, respectively. Increased lift truck demand has required the Company to invest in additional production capacity. The Company is investing to break bottlenecks at all of its plants and has undertaken expansion of its Craigavon, Northern Ireland and Irvine, Scotland production facilities. Estimated capital expenditures for the remainder of 1994 will be approximately $8.2 million. Principal sources of financing these capital expenditures are internally generated funds, bank borrowings and government assistance grants.

The increased demand and shipment delays due to vendor shortages have caused the Company's inventory levels to increase from December 31, 1993 to September 30, 1994, approximately $52.9 million.

The Company retired approximately $48 million of subordinated debentures in August, 1994 using internally generated funds and a $25 million equity contribution from existing shareholders. The Company also amended its existing senior bank credit agreement during the second quarter to permit the accelerated use of $25 million to retire additional subordinated debentures in 1994. On November 9, 1994 the Company gave notice to its trustee to call approximately $24 million face value of additional debentures.

The existing senior bank credit agreement also permits a further $25 million of subordinated debentures to be retired when the Company achieves a 43% debt to total capitalization ratio as defined in the agreement. At September 30, 1994, this ratio was 47%. During the third quarter the Company met its two margin reduction ratios that will result in a 0.50% reduction in its interest rate during the fourth quarter of 1994.

The Company believes it can meet all of its current and long-term commitments and operating needs through internally generated funds and borrowings available under committed revolving credit agreements. As of October 31, 1994 there was $94.3 million available under the senior bank revolving credit facility.

                             PART II

Item 1 - Legal Proceedings

    None

Item 2 - Change in Securities

    None

Item 3 - Defaults Upon Senior Securities

    None

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 5 - Other Information

    None

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits. See Exhibit Index on page 14 of this quarterly report on Form 10-Q.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Hyster-Yale Materials Handling, Inc.
                                   (Registrant)



                                   /S/ Roger A. Jensen
                                   Roger A. Jensen
                                   Controller
                                   (Chief Accounting Officer)


                                   Date:    November 11, 1994

                          EXHIBIT INDEX

Exhibit 10

(XCIX) Amendment No. 1 to the Amended and Restated NACCO
       Materials Handling Group, Inc. Unfunded Benefit Plan effective as of October 1, 1994 is attached hereto as
       Exhibit 10 (XCIX).

(C)    Amendment dated as of January 1, 1994 to the Third
       Amendment and Restated Operating Agreement dated as of November 7, 1991, between NACCO Materials Handling Group,
       Inc. and AT&T Commercial Finance Corporation is attached hereto as Exhibit 10 (C).

       Exhibit 27  Financial Data Schedule