Form 10-K
HYSTER YALE MATERIALS HANDLING INC
filed 1995-03-31
CIK 850422

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10-K ANNUAL REPORT

       Pursuant to Section 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                         Commission File No. 33-28812
    December 31, 1994

                     HYSTER-YALE MATERIALS HANDLING, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                         34-1617886
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  2701 N.W. Vaughn, Portland, Oregon                           97210
----------------------------------------           ----------------------------
(Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:  (503) 721-6000
                                                          --------------

         Securities Registered Pursuant to Section 12(b) of the Act:
         ----------------------------------------------------------

                                                          Name of each exchange
Title of each class                                        on which registered
--------------------------------------------------------------------------------
      None                                                         None

         Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                     ----
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days.

                                                Yes    X       No
                                                    ------        ------

The provisions of Item 405 of Regulation S-K are not applicable to the registrant. There is no market for any of the registrant's voting stock, and there have been neither any sales of such stock within 90 days of the filing date, nor any bid or asked prices for such stock. The book value of shares held by non-affiliates as of December 31, 1994 was approximately $8,908,144. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1995:

             Common Stock, par value $1.00 per share - 5,598.857
             ---------------------------------------------------

Documents incorporated by reference:
                                                 None
                                                 ----

                                     PART I


ITEM 1.  BUSINESS
-----------------

The Company's Background
------------------------

              Hyster-Yale Materials Handling, Inc. ("Hyster-Yale" or the "Company") was formed as a Delaware corporation in May 1989 in connection with the acquisition of Hyster Company ("Hyster") by NACCO Industries, Inc. ("NACCO"). NACCO directly owns approximately 97% of common stock, par value $1.00 per share ("Common Stock") of the Company, which is the parent company of NACCO Materials Handling Group, Inc. ("NMHG"). NMHG designs, manufactures and markets the two full lines of forklifts and related service parts under the Hyster(R) and Yale(R) brand names.

Significant Events
------------------

              DEBT RESTRUCTURING. In August 1994, NACCO and the Company's two minority shareholders, Sumitomo Heavy Industries Ltd. of Japan ("Sumitomo") and Jungheinrich Aktiengesellschaft, a German manufacturer of forklift trucks, ("Jungheinrich"), made a pro rata cash contribution of $25 million. This cash contribution, along with internally generated funds and borrowings, enabled the Company to call approximately $48 million face value of subordinated debentures at a price of 105.

              In December, 1994, NMHG called an additional approximately $24 million face value of subordinated debentures at a price of 105 using internally generated funds and borrowings. At December 31, 1994 there remain outstanding subordinated debentures having a face value of approximately $78.5 million.

              On February 28, 1995, NMHG entered into a new long-term credit agreement to replace its existing bank agreement and to refinance the majority of its existing long-term debt. The new agreement provided the company with an unsecured $350 million revolving credit facility to replace its current senior credit facility. The new credit facility has a five-year maturity with extension options and performance-based pricing comparable to its current senior credit facility which provides the company with reduced interest rates upon achievement of certain financial performance targets. With the new credit facility in place, the company has the ability to call the remaining $78.5 million outstanding subordinated debentures in 1995. In anticipation of the call, an extraordinary charge of $3.4 million will be recorded in the first quarter of 1995 to write-off unamortized debt issuance costs and anticipated premiums.

The Forklift Truck Industry
---------------------------

              Forklift trucks are used in both manufacturing and warehousing environments. The materials handling industry, especially in industrialized nations, is generally a mature industry which has historically been cyclical.

              Fluctuations in the rate of orders for forklift trucks reflect the capital investment decisions of the customers, which in turn depend upon the general level of economic activity in the various industries served by such customers. In the most recent business cycle the North American market for forklift trucks reached its lowest level in 1991 and has increased in each year since then to a record level in 1994. The European and Japanese markets generally had been in decline since 1990; they both showed recovery in 1994. During this business cycle, however, the total worldwide lift-truck market was relatively stable.

Company Operations
------------------

              NMHG maintains product differentiation between Hyster(R) and Yale(R) brands of forklift trucks and distributes its products through separate worldwide dealer networks. Nevertheless, opportunities have been identified and addressed to improve the Company's results by integrating overlapping operations and taking advantage of economies of scale in design, manufacturing and purchasing. NMHG provides all design, manufacturing and administrative functions. Products are marketed and sold through two separate groups which retain the Hyster and Yale identities. In Japan, NMHG has a 50% owned joint venture with Sumitomo named Sumitomo Yale Company Limited ("S-Y"). S-Y performs certain design activities and produces lift trucks and components which it markets in Japan and which are exported for sale by NMHG and its affiliates in the U.S. and Europe.

Product Lines
-------------

              NMHG manufactures a wide range of forklift trucks under both the Hyster(R) and Yale(R) brand names. The principal categories of forklift trucks include electric rider, electric narrow-aisle and electric motorized hand forklift trucks primarily for indoor use, and internal combustion engine ("ICE") forklift trucks for indoor or outdoor use. Forklift truck sales accounted for approximately 82%, 80%, and 79%, of NMHG's net sales in 1994, 1993, and 1992 respectively.

              NMHG also derives significant revenues from the sale of service parts for its products. Profit margins on service parts are greater than those on forklift trucks. The large population of Hyster(R) and Yale(R) forklift trucks now in service provides a market for service parts. In addition to parts for its own forklift trucks, NMHG has a program (termed UNISOURCETM in North America and MULTIQUIPTM in Europe) designed to supply Hyster dealers with replacement parts for most competing brands of forklift trucks. NMHG has a similar program (termed PREMIERTM) for its Yale dealers in the Americas and Europe. Accordingly, NMHG dealers can offer their mixed fleet customers a "one stop" supply source. Certain of these parts are manufactured by and purchased from third party component makers, NMHG also manufactures some of these parts through reverse-engineering of its competitors' parts. Service parts accounted for approximately 18%, 20%, and 21% of NMHG's net sales in 1994, 1993, and 1992, respectively.

Competition
-----------

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

              NMHG's position is strongest in North America, where it believes it is the leader in unit sales of electric rider and ICE forklift trucks and has a significant share of unit sales of electric narrow-aisle and electric motorized hand forklift trucks. Although the European market is fragmented and competitive positions vary from country to country, NMHG believes that it has a significant share of unit sales of electric rider and ICE forklift trucks in Western Europe. Although NMHG's current market share in Asia-Pacific, including Japan, is lower than in other geographical areas, it has been targeted for additional market share growth.

Trade Restrictions
------------------

              A.  United States
                  -------------

              Since June 1988, Japanese-built ICE forklift trucks, imported into the U.S., with lifting capacities between 2,000 and 15,000 pounds, including finished and unfinished forklift trucks, chassis, frames, and frames assembled with one or more component parts, have been subject to an antidumping duty order. Antidumping duty rates in effect through 1994 range from 4.48% to 56.81% depending on manufacturer or importer. The antidumping duty rate applicable to imports from S-Y is 51.33%, and is likely to continue unchanged for the foreseeable future, unless S-Y and NMHG decide to participate in proceedings to have it reduced. NMHG does not currently import for sale in the United States any forklift trucks or components subject to the antidumping duty order. This antidumping duty order will remain in effect until the Japanese manufacturers and importers satisfy the U.S. Department of Commerce ("Commerce") that they have not individually sold merchandise subject to the order in the United States below foreign market value for at least three consecutive years, or unless Commerce or the U.S. International Trade Commission finds that changed circumstances exist sufficient to warrant the order's revocation. The legislation implementing the Uruguay Round of GATT negotiations passed in 1994 provides that the antidumping order will be reviewed for possible revocation in the year 2000. All of NMHG's major Japanese competitors have either built or acquired manufacturing or assembly facilities in the United States. The Company cannot predict with any certainty if there will be any negative effects to the Company resulting from the Japanese sourcing of their forklift products in the United States.

              B.  Europe
                  ------

              From 1986 through 1994, Japanese forklift truck manufacturers were subject to informal export restraints on Japanese-manufactured electric rider, electric narrow-aisle, and ICE forklift trucks shipped to Europe. These informal restraints are not expected to continue in 1995. Several Japanese manufacturers have established manufacturing or assembly facilities within the European community. The Company also cannot predict with any certainty if there will be any negative effects to NMHG resulting from the Japanese sourcing of their forklift products in Europe.

Product Design and Development
------------------------------

              NMHG spent $23.2 million, $20.7 million, and $21.9 million on product design and development activities in 1994, 1993, and 1992, respectively. The Hyster(R) and Yale(R) products are differentiated for the specific needs of their respective customer bases. NMHG continues to pursue opportunities to improve product cost by engineering new Hyster(R) and Yale(R) brand products with component commonality.

              Certain product design and development activities with respect to ICE forklift trucks and some components are performed in Japan by S-Y. S-Y spent approximately $4.5 million, $4.0 million, and $3.7 million on product design and development in 1994, 1993, and 1992, respectively.

Backlog
-------

              As of December 31, 1994, NMHG's backlog of unfilled orders for forklift trucks was approximately 24,600 units, or $433 million. This compares to the backlog as of December 31, 1993 of approximately 12,100 units, or $206 million. Management believes NMHG's backlog level is consistent with overall increases in industry backlog levels. Backlog represents unit orders to NMHG's manufacturing plants from independent dealerships, retail customers and contracts with the U.S. Government. Although these orders are believed to be firm, such orders may be subject to cancellation or modification.

Sources
-------

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

Distribution
------------

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

Financing of Sales
------------------

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

Employees
---------

              As of February 28, 1995, NMHG had approximately 6,000 employees. Employees in the Danville, Illinois manufacturing and parts depot operations are unionized, as are tool room employees located in Portland, Oregon. A three-year contract for the Danville union employees was signed in 1994 which will expire in June 1997. A new three-year contract was signed in 1994 with the Portland tool room union which will expire in October 1997. Employees at the facilities in Berea, Kentucky; Sulligent, Alabama; and Greenville and Lenoir, North Carolina are not represented by unions.

              In Europe, shop employees in the Craigavon, Northern Ireland facility are unionized. Employees in the Irvine, Scotland and Nijmegen, The Netherlands facilities are not represented by unions. The employees in Nijmegen have organized a works council, as required by Dutch law, which performs a consultative role on employment matters.

              NMHG's management believes its current labor relations with both union and non-union employees are generally satisfactory.

Government Regulation
---------------------

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

Patents, Trademarks and Licenses
--------------------------------

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

ITEM 2.  PROPERTIES
-------------------

              The following table summarizes certain information with respect to the principal manufacturing, distribution and office facilities owned or leased by NMHG and its subsidiaries.

    Location                     Owned     Leased           Function/Principal Products
    --------                     -----     ------           ---------------------------
Basingstoke, England                         X         Hyster forklift truck marketing and
                                                       sales operations for Europe, the
                                                       Middle-East and Africa

Berea, Kentucky                    X                   Manufacture of forklift trucks

Craigavon, Northern                X                   Manufacture of forklift trucks
  Ireland

Danville, Illinois                 X                   Manufacture of forklift trucks,
                                                       components and service parts

Danville, Illinois                 X                   Distribution of service parts
                                                       for both Hyster and Yale forklift
                                                       trucks

Danville, Illinois                           X         Hyster forklift truck marketing
                                                       and sales operations for North America

Flemington,                        X                   Yale forklift marketing and sales
  New Jersey                                           operations for the Americas and certain
                                                       NMHG engineering operations

Greenville,                        X                   Manufacture of forklift trucks; NMHG
  North Carolina                                       manufacturing and other staff operations
                                                       for the Americas

Irvine, Scotland                   X                   Manufacture of forklift trucks and other
                                                       staff operations for Euorpe

Lenoir,                            X                   Manufacture of component parts for
  North Carolina                                       forklift trucks

Nijmegen,                          X                   Manufacture of forklift trucks and
  The Netherlands                                      component parts; distribution of service
                                                       parts for forklift trucks

Portland, Oregon                   X                   Technical center for testing of prototype
                                                       equipment and component parts

Portland, Oregon                             X         NMHG corporate headquarters

Portland, Oregon                             X         Manufacture of production tooling and
                                                       production of prototype units and service parts

   Location                      Owned     Leased           Function/Principal Products
   --------                      -----     ------           ---------------------------
Sao Paulo, Brazil                  X                   Manufacture of forklift trucks;
                                                       distribution of service parts for forklift
                                                       trucks

Sulligent, Alabama                           X         Manufacture of component parts for forklift trucks

Sydney, Australia                            X         Assembly of forklift trucks; distribution of
                                                       service parts for forklift trucks and staff
                                                       operations for Asia-Pacific

Wolverhampton, England                       X         Yale forklift marketing and sales operations for Europe

              In 1994, NMHG sold one of its facilities located in Danville, Illinois and is currently leasing back a portion of this facility for its Hyster Americas Marketing and Sales operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

              The Company is not a party to any material pending legal proceeding except ordinary routine litigation incidental to its business. Certain of such routine litigation includes claims for punitive damages; however, the management of the Company believes that none of such litigation, individually or in the aggregate, will have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

              No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

              There is no established public trading market for the Company's Common Stock. On February 28, 1995 there were three holders of record of the Company's Common Stock.

              The Company has not paid any dividends on shares of its Common Stock since its organization in 1989, and had not been able to declare or pay dividends with respect to the Common Stock under the terms of its prior debt agreements. The revised Credit Agreement entered into on February 28, 1995 will allow the transfer of up to $25.0 million to NACCO. The information set forth in Note I to the Consolidated Financial Statements in Part IV, pages F-14 through F-16 of this Form 10-K is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------



                                               HYSTER-YALE MATERIALS HANDLING, INC.
                                                      SELECTED FINANCIAL DATA
                                       (IN THOUSANDS EXCEPT FOR PERCENTAGE AND BACKLOG DATA)


                                                      Years Ended December 31
                                      ------------------------------------------------------------------------------
                                          1994             1993             1992             1991               1990
                                          ----             ----             ----             ----               ----
OPERATING RESULTS

Net sales                             $1,178,882         $908,176         $865,889         $790,618         $922,974
Gross profit                             231,507          184,062          191,991          178,667          240,794
Gross profit margin                        19.6%            20.3%            22.2%            22.6%            26.1%
Operating profit                          65,817           39,561           44,296           41,531           80,829
Net income (loss)                         15,520           (8,412)           1,311            1,072           22,532

FINANCIAL CONDITION

Total assets                            $906,249         $833,035         $846,410         $895,536       $1,024,685
Long-term obligations,
  net                                    211,417          290,343          392,489          379,160          440,947
Stockholders' equity                     305,926          257,126          215,391          234,264          251,453

OTHER DATA

Capital expenditures,
  exclusive of rental
  equipment                              $25,939          $20,208          $24,252          $17,207          $15,893
Depreciation and
  amortization                            32,226           31,721           32,177           32,463           31,142
Unit backlog (units)
  (Unaudited)                             24,600           12,100           12,100           10,077            9,592

ITEM 7
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
---------------------------------------------------------------------------
CONDITION
---------


By geographic regions, revenues and operating profits are as follows:
                 (In Millions)


 NET SALES                                    1994                      1993                     1992
 ---------                                    ----                      ----                     ----
 Americas                                   $828.1                    $645.4                   $579.0
 Europe, Africa and
 Middle East                                 289.7                     220.5                    251.5
 Asia-Pacific                                 61.1                      42.3                     35.4
                                              ----                      ----                     ----
 TOTAL                                    $1,178.9                    $908.2                   $865.9
                                          ========                    ======                   ======


 OPERATING PROFIT
 ----------------
 Americas                                     $45.5                    $40.3                     $14.9
 Europe, Africa and
 Middle East                                   15.1                    (2.4)                      28.7
 Asia-Pacific                                   5.2                      1.7                       0.7
                                                ---                      ---                       ---
 TOTAL                                        $65.8                    $39.6                     $44.3
                                              =====                    =====                     =====


 OPERATING PROFIT EXCLUDING GOODWILL AMORTIZATION
 ------------------------------------------------

 Americas                                     $53.4                    $48.2                     $22.8
 Europe, Africa and
 Middle East                                   17.9                      0.4                      31.5
 Asia-Pacific                                   5.3                      1.8                       0.8
                                                ---                      ---                       ---
 TOTAL                                        $76.6                    $50.4                     $55.1
                                              =====                    =====                     =====

1994 COMPARED TO 1993
---------------------

The following schedule details the key components of changes in sales, operating profit and net income for 1994 compared with 1993.

                                                                                                         Net
                                                                                    Operating           Income
                                                                      Sales           Profit            (Loss)
                                                                      -----           ------            ------
                                                                                (In Millions)
 1993                                                                 $908.2            $39.6             $(8.4)
 Increase (Decrease) in 1994 from:
 ---------------------------------
      Lift truck unit volume                                           211.7             40.8              26.5
      Sales mix                                                          8.1             (0.8)             (0.5)
      Average sales price                                               14.7             14.7               9.6
      Service parts                                                     27.2             11.1               7.2
      Manufacturing cost                                                                  3.5               2.3
      Other operating expense                                                           (38.9)            (25.2)
      Foreign currency translation                                       9.0             (4.2)             (2.7)
      Other income and expense                                                                              7.1
      Differences between effective
         and statutory tax rates                                                                           (0.5)
      Extraordinary item                                                                                    0.1
                                                                    --------            -----             -----
 1994                                                               $1,178.9            $65.8             $15.5
                                                                    ========            =====             =====


Record market size in North America and higher market share in all geographic regions resulted in record revenues of $1.2 billion in 1994. The Company's worldwide unit volume increased from approximately 44,000 trucks in 1993 to approximately 56,000 trucks in 1994 and was the major contributor to the 30% revenue growth from year to year. Price increases announced in mid-1994 which took effect later in the year also contributed to higher sales and operating profit. After market parts sales, attributed primarily to the robust economic climate in North America, increased 15% from 1993 levels to $210.5 million in 1994. Continued development and upgrading of dealer networks in Europe also contributed to the sales gains.

Unit volumes increased 26% in 1994 over 1993 and the higher manufacturing throughput contributed favorably to margins. However, manufacturing inefficiencies caused by plant ramp-ups and vendor parts shortages, combined with higher warranty costs, had an unfavorable impact on margins. Also, the strong Japanese yen continued to put upward pressure on the cost of materials sourced from Japan. As a result, gross margin declined from 20.3% of sales in 1993 to 19.6% in 1994.

Operating expenses increased $21.2 million in 1994 over 1993 although as a percent of sales, they declined 1.6 percentage points to 13.1%. In support of the Company's strategy to gain market share, several marketing initiatives were launched in 1994, including dealer support programs for Hyster in Germany and Yale in the Americas. Additional expenses were also incurred to improve customer service and to support new product development. The investments in strategic programs are expected to plateau in the next two years.

Interest expense decreased from $40.4 million in 1993 to $33.7 million in 1994 as the Company continued to pay down its total debt with internal cash flow and a $25 million equity contribution from existing shareholders. The Company's effective interest rate also decreased as approximately $72 million of its 12-3/8% subordinated debentures were retired during 1994. The Company has entered into unsecured interest rate swaps for a portion of its floating rate debt to provide near-term protection against increases in interest rates.

Other income in 1994 consisted primarily of $3.2 million of European employment grants. In 1994, the Company's 50% equity interest in the earnings of Sumitomo Yale was $0.5 million income versus a $3.9 million loss in 1993.

Factory backlog at December 31, 1994 was at a record level of approximately 24,600 units compared to 12,100 units at December 31, 1993 and 1992. The increased order demand in 1994 and, to a lesser degree, vendor parts shortages have extended delivery lead times and resulted in expanded backlog in 1994. Management believes that the backlog level is consistent with overall increases in industry backlog levels.

1993 COMPARED TO 1992
---------------------

The following schedule details the changes in sales, operating profit and net income (loss) for 1993 compared with 1992:

                                                                                                          Net
                                                                                      Operating         Income
                                                                      Sales            Profit           (Loss)
                                                                      -----            ------           ------
                                                                                   (In Millions)
 1992                                                                 $865.9            $44.3              $1.3

Increase (Decrease) in 1993 from:
---------------------------------
      Lift truck unit volume                                            49.8              7.1               4.7
      Sales mix                                                         15.1              1.2               0.8
      Average sales price                                                8.2              8.2               5.4
      Service parts                                                      6.4              6.6               4.4
      Manufacturing costs                                                               (10.8)             (7.1)
      Operating expenses                                                                 (0.7)             (0.5)
      Foreign currency translation                                     (37.2)           (16.3)            (10.8)
      Other income and expense                                                                             (1.0)
      Difference between effective and statutory tax rates                                                 (1.8)
      Change in statutory tax rate                                                                         (0.5)
      Extraordinary item                                                                                   (3.3)
                                                                      ------            -----            ------
 1993                                                                 $908.2            $39.6            $ (8.4)
                                                                      ======            =====            ======

1993 results reflected the strengthening North American market offset by continued weakness in Europe and Japan. Increased demand in North America resulted in slightly higher prices compared to 1992; however, competitive pressures continued to restrain margin growth. The improving economy in the United States stimulated parts sales and, along with tighter cost controls, resulted in increased operating profit. The success of new products introduced in 1993 raised the average sales value, however, margins did not increase proportionately due to mix swings to countries where prices are generally lower.

Manufacturing costs were higher in 1993 due to new product start-up costs and under absorbed overhead in Europe. The Pound Sterling weakened against the U.S. Dollar in 1993 causing sales and operating profit to be translated at lower amounts. The strong Yen in 1993 contributed to higher costs for products and parts sourced from Japan.

The debt restructuring and equity infusion in 1993 reduced outstanding debt and lowered overall effective interest rates resulting in reduced interest expenses. Other expense of $1.7 million in 1993 was primarily the net of a $3.9 million loss from the Company's equity interest in Sumitomo Yale and a $2.1 million gain from the sale of a former plant site. Other income in 1992 included foreign exchange gains which were not repeated as the Company began hedging a portion of its foreign currency exposures in 1993.

PROVISION FOR INCOME TAXES
--------------------------

The Company's effective tax rate for 1994 was 47.7 percent. For 1993, the effective tax rate was not meaningful because expenses not deductible for tax purposes, primarily amortization of goodwill, resulted in a tax provision in 1993 despite a loss before income taxes. The higher level of pretax income in 1994 reduced the effect of these non-deductible expenses and resulted in an effective tax rate that is closer to the statutory tax rate. Also in 1993, the Company began providing for U.S. taxes on foreign earnings taxed at overall lower rates in anticipation of future repatriations.

In 1992 the effective tax rate was 70.7 percent. The high effective tax rate in 1992 was due to the low level of pretax income in that year relative to the expenses not deductible for tax purposes.

EXTRAORDINARY CHARGES
---------------------

The extraordinary charges of $3.2 million and $3.3 million, net of $2.0 million in tax benefits, were recognized in the second quarters of 1994 and 1993, respectively. These charges represent the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $70.0 million and $50.0 million face value of 12 3/8% subordinated debentures. These retirements were achieved using internally generated funds and equity infusions from existing stockholders.

ENVIRONMENTAL MATTERS
---------------------

The Company's manufacturing operations, like those of other companies engaged in similar businesses, involve the use, disposal and clean-up of substances regulated under environmental protection laws. Compliance with these increasingly stringent standards results in higher expenditures for both capital improvements and operating costs. The Company's policies emphasize environmental responsibility and compliance with these regulations. Based on current information, management does not expect compliance with these regulations to have a material adverse effect on its financial condition or results of operations.

1995 OUTLOOK
------------

The forklift truck industry historically has been cyclical. Demand is affected by the general economic conditions in the various markets in which the industry's customers operate. Current economic forecasts and recent factory order trends indicate continued strong economic activity in North America. Europe has begun to recover from the recent recession and demand is expected to increase in 1995. In Asia-Pacific, most of the markets in which the Company participates continue to show growth, and the largest market, Japan, is expected to show signs of improvement. It is anticipated that worldwide shipments will be significantly higher in 1995 than in 1994.


The Company plans to continue its aggressive new products introduction schedule in 1995 and to pursue its strategy of gaining worldwide market share. Focus will be on strengthening strategic partnerships with key vendors and improving manufacturing and operational efficiency. The recent earthquake in Japan has affected the performance of some of the Company's suppliers but the overall impact is not expected to be material to the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations was $36.1 million in 1994 compared with $34.1 million in 1993. The increase in cash provided by operations resulted primarily from reduced net working capital requirements due to cash enhancement programs and improved profitability.

Expenditures for property, plant and equipment were $25.9 million in 1994 versus $20.2 million in 1993. The majority of these expenditures were for manufacturing capacity and tooling for new products and the principal source of financing was internally generated cash flow. Planned capital expenditures in 1995 are approximately $40 million, almost half of which will be for expanded capacity and for new product development. Approximately $2 million of the $40 million is expected to be financed by economic development capital grants.

Increased cash flow from operations and a $25 million equity infusion from NACCO enabled the Company to reduce debt during 1994. The Company had $67 million of its $100 million revolving credit facility available at December 31, 1994. In February 1995, the Company entered into a new long term unsecured credit agreement to replace its existing Credit Agreement and to refinance the majority of its existing long-term debt.

The new agreement provides the Company with an unsecured $350 million revolving credit facility to replace its current senior credit facility. The new credit facility has a five year maturity with an extension option and pricing comparable to its current senior credit facility. It also provides the Company with reduced interest rates upon achievement of certain financial performance targets. With the new credit agreement in place, the Company can redeem the remaining $78.5 million of the 12 3/8% subordinated debentures and intends to in 1995. In anticipation of the redemption, the Company intends to record an extraordinary charge of $3.4 million in the first quarter of 1995, to write-off unamortized debt issuance costs and anticipated premiums. The Company believes it can adequately meet all of its current and long-term commitments and operating needs from operating cash flow and funds available under credit agreements.

During 1993, the Company repatriated $18.3 million of earnings from certain foreign subsidiaries. U.S. income taxes were previously provided for financial reporting purposes. Future distributions of unremitted earnings may be affected by changes in currency exchange rates and foreign and U.S. tax rates.

Foreign currency exchange gains (losses) were $(4.7) million, $(0.1) million and $5.7 million in 1994, 1993, and 1992, respectively. The Company began hedging a portion of its foreign currency exposure in 1993 to mitigate income statement exposure. Foreign currency exchange losses in 1994 resulted primarily from the strong Yen increasing costs of Japanese sourced materials as minimal hedging of Yen exposures was performed in 1994. Stockholders' equity was affected by translation of foreign country financial statements where the functional currency was not the U.S. dollar. The translation gain (loss) recorded in stockholders' equity was $8.0 million and $(2.2) million in 1994 and 1993, respectively.

EFFECTS OF INFLATION
--------------------

The Company attempts to minimize the impact of inflation on production and operating costs through productivity improvements and cost reduction programs. The LIFO method is used to value domestic inventories. Under this method, cost of goods sold reported in the financial statements approximates current cost. Therefore, net income for 1994 adjusted for inflation would not be materially different from net income reported in the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

 The information required by this Item 8 is set forth at pages F-1 through F-26 of the Financial Statements and Supplementary Data contained in Part IV hereof.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

 None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

 A.  Directors of the Company
     ------------------------

 The following table sets forth the names, ages and professional occupations and directorships of the persons who are currently directors of the Company. The directors of the Company are elected to serve until the next annual meeting of the stockholders of the Company.

                                                                                                            Director
    Name                       Age   Professional Occupation and Directorships                                Since
    ----                       ---   -----------------------------------------                              --------
Owsley Brown II                52       President and Chief Executive Officer of                                1994
                                        Brown-Forman Corporation (a diversified
                                        producer and marketer of consumer products).
                                        From prior to 1990 to 1993, President of
                                        Brown-Forman Corporation.  Also director of
                                        NACCO, Brown-Forman Corporation, Hilliard
                                        Lyons Trust Company, LG&E Energy Corp., and
                                        Louisville Gas and Electric Company.

John J. Dwyer                  77       Retired President of Oglebay Norton Company                             1989
                                        (a diversifed company engaged in Great Lakes
                                        marine transportation, iron ore, industrial
                                        sands, refractors, and mineral products).
                                        Also director of NACCO and Oglebay Norton
                                        Company.

Reginald R. Eklund             54       President and Chief Executive Officer of the                            1989
                                        Company (since September 1992).  President
                                        and Chief Operating Officer of the Company
                                        (prior to 1990 to September 1992).  Since
                                        January 1, 1994, President and Chief Executive
                                        Officer of NACCO Materials Handling Group, Inc.
                                        Vice President of Hyster and Yale (from August
                                        1993 through December 1993).  President and
                                        Chief Executive Officer of Yale (from prior to
                                        1990 to August 1993) and President and Chief
                                        Executive Officer of Hyster (from September
                                        1992 to August 1993).

Robert M. Gates                51       Consultant, author and lecturer.  From 1991                             1993
                                        to 1993, Director of Central Intelligence for
                                        the United States.  From prior to 1990 to
                                        November 1991, Assistant to the President of
                                        the United States and Deputy for National
                                        Security Affairs, National Security Council.
                                        Also director of NACCO, TRW, Inc., and Varity
                                        Corporation.

                                                                                                            Director
    Name                       Age   Professional Occupation and Directorships                                Since
    ----                       ---   -----------------------------------------                              --------
E. Bradley Jones               67       Retired Chairman and Chief Executive Officer                            1989
                                        of LTV Steel Company.  Also director of NACCO,
                                        Birmingham Steel Corporation, Cleveland-Cliffs
                                        Inc, Consolidated Rail Corporation, RPM, Inc.
                                        and TRW Inc., and trustee of Fidelity Funds
                                        and First Union Real Estate Investments.

Dennis W. LaBarre              52       Partner in the law firm of Jones, Day,                                  1989
                                        Reavis & Pogue.  Also director of NACCO.

Yoshinori Ohno                 54       President of S-Y From prior to 1990 to                                  1993
                                        June 1993, Director of Finance,
                                        Engineering, Product Planning and
                                        Quality Assurance of S-Y.

Alfred M. Rankin, Jr.          53       Chairman, President and Chief Executive                                 1989
                                        Officer of NACCO.  From 1991 to 1994,
                                        President and Chief Executive Officer of
                                        NACCO.  From prior to 1990 to 1991,
                                        President and Chief Operating Officer of
                                        NACCO.  Also director of NACCO, The BF
                                        Goodrich Company, The Standard Products
                                        Company and The Vanguard Group.

Claiborne R. Rankin            44       Self-employed.  From 1992 to 1995, President                            1991
                                        and Chief Operating Officer of Bruning Paint
                                        Company (a manufacturer of architectural
                                        coatings).  From prior to 1990 to 1992,
                                        Vice President-Corporate Development and
                                        Finance of Laurel Industries, Inc. (a
                                        manufacturer of antimony oxide).

John C. Sawhill                58       President and Chief Executive Officer of                                1990
                                        The Nature Conservancy (a non-profit
                                        conservation organization).  From prior
                                        to 1990 to 1990, Director of McKinsey &
                                        Company, Inc. (management consulting firm).
                                        Also director of NACCO, Pacific Gas &
                                        Electric Co. and The Vanguard Group.

Britton T. Taplin              38       Partner in Western Skies, Inc. (a developer                             1992
                                        of medical office and health care-related
                                        facilities).  From prior to 1990 to 1992,
                                        Project Coordinator of Western Skies, Inc.
                                        Also director of NACCO.

David F. Taplin                45       Self-employed.                                                          1989

                                                                                                          Director
    Name                         Age   Professional Occupation and Directorships                            Since
    ----                         ---   -----------------------------------------                          --------
Frank E. Taplin, Jr.             79     Trustee of the Environmental Defense Fund.                             1989
                                        Former President and Chief Executive Officer
                                        of the Metropolitan Opera, former Vice
                                        Chairman of Lincoln Center for the Performing
                                        Arts, Trustee Emeritus of the Institute for
                                        Advance Study, member of the American
                                        Philosophical Society, former Chairman of
                                        Scurry-Rainbow Oil Ltd.  Also director of
                                        NACCO.

Richard B. Tullis                81     Chairman Emeritus of Harris Corporation (a                             1989
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

              B.  Executive Officers of the Company
                  ---------------------------------

              The following tables set forth certain information relating to the executive officers of the Company and NACCO Materials Handling Group, Inc. Executive officers of the Company serve at the will of the Board of Directors.

     Name                        Age                Employment History
     ----                        ---                ------------------
Reginald R. Eklund               54     President and Chief Executive Officer (since September 1992).  President and Chief
                                        Operating Officer (prior to 1990 to September 1992).  Since January 1, 1994, President and
                                        Chief Executive Officer of NACCO Materials Handling Group, Inc.  Vice President of Hyster
                                        and Yale (from August 1993 through December 1993). President and Chief Executive Officer
                                        of Yale (from prior to 1990 to August 1993) and President and Chief Executive Officer of
                                        Hyster (from September 1992 to August 1993).

Glen P. Baunsgard                 57    Vice President, Parts Operations and Aftermarket Strategy of NACCO Materials Handling
                                        Group, Inc. (since January 1, 1994).  Vice President, Parts Operations and Aftermarket
                                        Strategy of the Company (from August 1993 through December 1993).  Vice President,
                                        Aftermarket Development of the Company and Hyster (from August 1992 through August 1993).
                                        Vice President, President, North American Industrial Truck Division of Hyster (from prior to 1990 to August 1992).

     Name                        Age                Employment History
     ----                        ---                ------------------
Bergen I. Bull                   55     Vice President, General Counsel and Secretary. Vice President, General Counsel and
                                        Secretary of NACCO Materials Handling Group, Inc. (since January 1, 1994).  Vice President,
                                        Corporate Administration, General Counsel and Secretary of Hyster (from prior to 1990 through December 1993).  Vice President and Assistant Secretary of Yale (from November
                                        1990 through 1993).

Michael P. Brogan                44     Vice President, European Engineering and Parts Distribution, NACCO Materials Handling
                                        Group, Inc. (since February, 1995).  Technical Director, Engineering and Parts Operations,
                                        NACCO Materials Handling Group, Ltd. (from January, 1994 to February, 1995).  Technical
                                        Director, Engineering and Parts Operations (from September 1992 to January 1994) and
                                        Technical Director (from May 1992 to September 1992) of Hyster-Yale Europe Materials
                                        Handling, Limited.  Technical Director (from prior to 1990 to May 1992) of Hyster Europe,
                                        Ltd.

Paolo de Chiara                  46     Vice President, Managing Director, Hyster Europe, Ltd. (from February 8, 1995).  Director and General Manager Plugs Product Group, Champion Spark Plug, unit of Cooper Industries
                                        (from 1993 to 1994). Director of Sales and Distribution Europe (from 1992 to 1994).
                                        European Operations Manager, Bleden Electronics, unit of Cooper Industries (from 1990 to
                                        1992).

Darrell K. Cross                 46     Vice President, Engineering of NACCO Materials Handling Group, Inc. (since January 1,
                                        1994).  Vice President, Engineering of the Company and Hyster (from May 1992 through
                                        December 1993).  Director, Test and Research of Hyster (from prior to 1990 to 1992).

Gregory J. Dawe                  46     Vice President, Manufacturing, Americas of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994). Vice President, Manufacturing, Americas of the Company (from November
                                        1993 through December 1993).  Vice President, Manufacturing and Quality Planning, Clark
                                        Materials Handling Company, a manufacturer of industrial trucks and other materials handling equipment (from prior to 1990 to August 1993).

     Name                        Age                Employment History
     ----                        ---                ------------------
G. Michael Decker                53     Vice President, Finance and Chief Financial Officer (since February 1993).  Vice President,
                                        Finance and Chief Financial Officer of NACCO Materials Handling Group, Inc. (since January
                                        1, 1994).  Vice President, Finance and Chief Financial Officer of Hyster and Yale (from
                                        February 1993 through December 1993).  Vice President, Finance, Secretary and Chief
                                        Financial Officer for Doehler Jarvis Ltd. Partnership (from 1991 to 1993) (casting manufacturer).  Senior Vice President, Finance, Treasurer and Chief Financial Officer
                                        (from prior to 1990 to 1990) of The Manitowoc Company, Inc. (manufacturer serving heavy construction, food service and shipbuilding industries).

J. Stephen Finney                53     Vice President, President, Hyster Company of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Hyster Marketing, North America of the Company (from
                                        May 1992 through December 1993).  President of Hyster (from August 1993 through December
                                        1993).  Vice President, Marketing, North America of Hyster (from May 1992 to August 1993).
                                        Vice President, Sales, North American Industrial Truck Division of Hyster (from prior to
                                        1990 to May 1992).

Daniel P. Gimmy                  49     Vice President, Law and Assistant Secretary of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Vice President, Law and Secretary of Yale (from prior to 1990 through
                                        December 1993).

Dennis D. Hartman                51     Vice President, Warehousing Products, Worldwide, of NACCO Materials Handling Group, Inc.
                                        (since February, 1995).  Vice President, Product Strategy and Business Development (from
                                        January, 1994 to February, 1995).  Vice President, Product Strategy and Business
                                        Development of the Company (from November 1993 through December 1993).  Vice President,
                                        Product Planning, Worldwide (from May 1992 to November 1993).  Vice President, Product
                                        Planning (prior to 1990 to May 1992).  Vice President, Product Planning of Hyster (from prior to 1990 to May 1992).

Julie C. Hui                     38     Controller (since January, 1995).  Controller of NACCO Materials Handling Group, Inc.
                                        (since January, 1995).  Controller, Bun-Brown Corporation, (manufacturer micro electronics and systems products) (from 1992 to January 1995).  Director of Accounting and Tax, (1991).
                                        Tax Manager (from prior to 1990 to 1990).

     Name                        Age                Employment History
     ----                        ---                ------------------
Ronny J. Leptich                 51     Vice President, Engineering, Worldwide of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994). Vice President, Engineering, Worldwide of the Company and Hyster (from
                                        May 1992 and August 1992, respectively, through December 1993).  Vice President, Hyster-
                                        Yale Engineering (from May 1991 to May 1992).  Vice President, Hyster Engineering (from prior to 1990 to May 1991).  Vice President, Engineering for Hyster (from prior to 1990 to
                                        August 1992).

Thomas A. Magill                 53     Vice President, Manufacturing, Europe of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994). Vice President, Manufacturing, Europe of the Company (from May 1992 through December 1993).  Director of Manufacturing, Hyster-Europe (from February 1990 to
                                        May 1992).

Jeffrey C. Mattern               42     Treasurer (since August 1992).  Treasurer of NACCO Materials Handling Group, Inc. (since
                                        January 1, 1994).  Treasurer of Hyster and Yale (from August 1992 through December 1993).
                                        Assistant Treasurer for Harnischfeger Industries, Inc. (manufacturer papermaking machinery, mining and materials handling equipment) (from prior to 1990 to July 1992).

William C. Maxwell               49     Vice President, Finance, Europe of NACCO Materials Handling Group, Inc. (since January 1,
                                        1994).  Vice President, Finance, Europe of the Company (from May 1993 through December
                                        1993).  Director, Financial Planning and Analysis of Hyster (from prior to 1990 to 1993).

Frank G. Muller                  53     Vice President (since January 1, 1994).  Vice President, President, Americas of NACCO
                                        Materials Handling Group, Inc. (since January 1, 1994).  Vice President, President, Hyster-
                                        Yale Americas of the Company (from May 1993 to December 1993).  Vice President,
                                        Manufacturing, Americas (from May 1992 to May 1993). Vice President, Manufacturing of Yale
                                        (from prior to 1990 to 1992).  Vice President of Hyster and Yale (from February 1993 through December 1993).

Ronald D. Muller                 48     Vice President, Manufacturing and Component Strategy, Worldwide of NACCO Materials Handling
                                        Group, Inc. (since February, 1995). Vice President, Manufacturing, Worldwide (from January,
                                        1994 to February, 1995). Vice President, Manufacturing, Worldwide of the Company (from May
                                        1992 through December 1993).  Vice President, Manufacturing, North American Industrial
                                        Truck Division of Hyster (from prior to 1990 to May 1992).

     Name                        Age                Employment History
     ----                        ---                ------------------
William P. O'Connell             59     Vice President, Engineering of NACCO Materials Handling Group, Inc. (since January 1,
                                        1994).  Vice President, Engineering of the Company (from May 1992 through December 1993).
                                        Vice President, Hyster-Yale Engineering (from May 1991 to May 1992).  Vice President, Yale
                                        Engineering (from prior to 1990 to May 1991).

David M. Pollock                 49     Vice President (since January 1, 1994).  Vice President, Big Trucks, Worldwide of NACCO
                                        Materials Handling Group, Inc. (from February 8, 1995).  Vice President, Managing Director,
                                        NACCO Materials Handling Group, Ltd. (from January, 1994 to February, 1995).  Vice
                                        President, Managing Director, Hyster-Yale Europe of the Company (from May 1992 through
                                        December 1993).  Vice President, Managing Director, Hyster Europe (from prior to 1990 to
                                        May 1992).  Vice President of Yale (from May 1992 through 1993).

Victoria L. Rickey               42     Vice President, Managing Director, NACCO Materials Handling Group, Ltd. of NACCO Materials
                                        Handling Group, Inc. (since January, 1995).  Senior Vice President, International Business
                                        Group J.I. Case (manufacturer of agricultural and construction equipment) (from 1993 to
                                        January, 1995).  Vice President, Agricultural Equipment Marketing (from prior to 1990 to
                                        1993).

Edward W. Ryan                   56     Vice President, Marketing and Counterbalanced Trucks, Woldwide, of NACCO Materials
                                        Handling Group, Inc. (since February 8, 1995).  Vice President, President, Yale Materials
                                        Handling Corporation of NACCO Materials Handling Group, Inc. (from January 1, 1994 to
                                        February, 1995).  Vice President, Yale Marketing of the Company (from May 1992 through
                                        December 1993).  President of Yale (from August 1993 through December 1993).

Michael K. Smith                 50     Vice President, Finance and Information Systems, Americas of NACCO Materials Handling
                                        Group, Inc. (since February 9, 1994).  Vice President, Finance, Americas (from January 1,
                                        1994 to February 9, 1994).  Vice President, Finance, Americas of the Company (from May
                                        1993 through December 1993).  Vice President, Finance, Hennessy Industries, manufacturer of tire replacement equipment (from 1991 to 1993).  Vice President, Finance and Business,
                                        Bendix Automotive Systems Group of Bendix Corporation, a producer of automotive equipment
                                        (from prior to 1990 to 1990).

     Name                        Age                Employment History
     ----                        ---                ------------------
Graham D. Tribe                  52     Vice President, Managing Director, NACCO Materials Handling Pty. Ltd. (since May 11, 1994).
                                        Managing Director Hyster Australia Pty. Ltd. (from prior to 1990 to May, 1994).

Colin Wilson                     40     Vice President, Marketing, Yale Europe of NACCO Materials Handling Group, Inc. (since
                                        January, 1994). Vice President, Marketing, Yale Europe of the Company (from May 1992 through December 1993).  Marketing Director, Yale Europe Materials Handling Limited (from
                                        January 1992 to May 1992).  Sales and Marketing Director, Yale Materials Handling Limited
                                        (from prior to 1990 to January 1992).

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

              The following table sets forth the annual, long-term and all other compensation for services in all capacities to the Company of the five persons who were, as of December 31, 1994, the Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "Named Executive Officers").

Summary Compensation Table
--------------------------
                                                                                             Long-Term
                                                  Annual Compensation                      Compensation
                                                                                              Payouts
                                       ------------------------------------------------------------------
 Name & Principal          Fiscal         Salary           Bonus         Other Annual         LTIP           All Other
 Position                   Year           ($)            ($) (3)        Compensation       Payouts        compensations
                                                                             ($)              ($)               ($)
 Reginal R. Eklund          1994       $349,900(1)       $157,001            ---              ---            $38,494(7)
 President and Chief        1993       $333,500(1)        $96,274            ---              ---            $24,384(7)
 Executive Officer
                            1992       $286,018(1)        $86,226        $12,419(4)       $199,986(6)        $30,117(7)


 David M. Pollock           1994       $231,935(2)        $84,442         $5,752(5)           ---             $7,758(8)
 Vice President, Big
 Trucks, Worldwide          1993       $232,096(2)        $39,781         $2,574(5)           ---             $2,636(8)

                            1992       $239,570(2)        $41,250         $3,477(5)           ---             $3,407(8)


 Frank G. Muller            1994       $207,145(1)       $112,178            ---              ---            $23,035(9)
 Vice President,
 President NACCO            1993       $175,706(1)        $62,382            ---              ---            $11,982(9)
 Materials Handling
 Group, Americas            1992       $137,885(1)        $28,347            ---              ---             $9,681(9)


 G. Michael Decker          1994       $188,500(1)        $57,210            ---              ---            $35,340(9)
 Vice President,
 Finance, Chief             1993       $168,597(1)        $37,986            ---              ---             $3,127(9)
 Financial Officer
 NACCO Materials            1992           ---              ---              ---              ---               ---
 Handling Group


 Edward W. Ryan             1994       $161,702(1)        $45,860            ---              ---            $18,346(9)
 Vice President,
 Marketing and              1993       $151,921(1)        $29,036            ---              ---            $12,862(9)
 Counterbalanced            1992       $143,316(1)        $25,532            ---              ---             $9,206(9)
 Trucks, Worldwide

(1) Under current disclosure requirements of the SEC, certain of the amounts listed are being reported as "Salary", although the Company considers them as cash payments in lieu of perquisites. These payments of cash are determined by the Company's Nominating Organization and Compensation Committee and are considered to be at competitive levels. For Mr. Eklund, the amounts listed for 1994, 1993 and 1992 include payments of cash in lieu of perquisites of $39,900, $38,500 and $26,014, respectively. For Mr. Muller, the amounts listed for 1994, 1993 and 1992 include payments of cash in lieu of perquisites of $23,496, $18,266 and $9,170, respectively. For Mr. Decker, the amounts listed for 1994 and 1993 include payments of cash in lieu of perquisites of $13,900 and $12,265, respectively. For Mr. Ryan, the amounts listed for 1994, 1993 and 1992 include payments of cash in lieu of perquisites of $11,400, $9,013 and $7,308, respectively.

(2) Includes overseas allowances paid to Mr. Pollock of $50,835, $50,996, and $69,445 for the years 1994, 1993, and 1992, respectively.

(3) These amounts were paid in cash pursuant to the NACCO Materials Handling Group, Inc. Annual Incentive Compensation Plan.

(4) For Mr. Eklund, the amount listed for 1992 consists of annual interest of $12,419 paid on a $200,000 promissory note previously held by him ("Mr. Eklund's Promissory Note"), which note bore interest at a rate equal to a 13-week U.S. Treasury Bill plus 2%, with a cap of 12%, compounded quarterly, which was payable by Yale on February 28, 1995 and which note represented the balance due to Mr. Eklund under the Yale Materials Handling Corporation 1985 Employee Incentive Plan that was terminated effective January 1, 1990. The principal and accrued interest of Mr. Eklund's Promissory Note were pre-paid in 1992. See note (6) below.

(5) For Mr. Pollock the amounts shown represent the value of the use of a car.

(6) The amount listed was paid in cash to Mr. Eklund upon the pre-payment of Mr. Eklund's Promissory Note. See Note 4 above.

(7) For Mr. Eklund, the amounts listed include: for 1994, 1993 and 1992 $13,270, $15,370 and $14,963, respectively, consisting of Company contributions under the NACCO Materials Handling Group, Inc. Profit Sharing Plan; for 1992, $9,464 consisting of deferred payments under the Yale Short-Term Incentive Compensation Deferral Plan earned by Mr. Eklund for 1986; for 1994, 1993 and 1992, $25,224, $9,014 and $5,690,
         respectively, consisting of credits under the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan.

(8) For Mr. Pollock the amounts listed were contributed by the Company to match before-tax contributions made under the NACCO Materials Handling Group, Inc. Profit Sharing Plan. For 1994, the amount includes $2,702 for Company matching contributions to this plan and $5,056 in credits under the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan.

(9) For the years 1993 and 1992, the amounts listed for Messrs. Muller, Decker and Ryan consist of contributions made by the Company to the NACCO Materials Handling Group, Inc. Profit Sharing Plan. For 1994, Company contributions to this plan for Messrs. Muller Decker and Ryan were $10,314, $10,314 and $12,282 respectively. For 1994, $10,237,
         $6,513 and $3,998 represent credits for Messrs. Muller, Decker and Ryan respectively under the NACCO Materials Handling Group, Inc. Unfunded Benefit Plan. For 1994 the amount listed for Mr. Decker also includes $15,513 Company reimbursement for moving expenses.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

              During 1994, the members of the Nomination, Organization and Compensation Committee of the Company were John J. Dwyer, Robert M. Gates, Dennis W. LaBarre, Alred M. Rankin (through January 23, 1994), Alred M. Rankin, Jr. and John C. Sawhill.

              Mr. LaBarre is a partner in the law firm of Jones, Day, Reavis & Pogue. Such firm provided legal services on behalf of the Company during 1994 on a variety of matters, and it is anticipated that such firm will provide such services in 1995.

Pension Plan
------------

              NACCO Materials Handling Group, Inc. Pension Plans

              Mr. Pollock is covered by the non-contributory defined benefit cash balance plans (qualified and non-qualified) of the Company. Each year, effective as of January 1, 1992, an amount is credited to a notional account for each covered employee equal to a percentage of the employee's compensation (including bonuses and salary deferrals) for such year, in accordance with an age-based formula that is integrated with Social Security. The notional account balances are then credited with interest each year until the employee's normal retirement date (generally, age 65) at a stated rate of interest. The notional account balances are paid in the form of a lump sum payment or converted to an annuity to provide monthly benefit payments.

              The estimated annual pension benefit (including prior plan benefits, if any) for Mr. Pollock under the cash balance plans, which would be payable on a straight life annuity basis at normal retirement age, is $89,300.

              Messrs. Eklund, Decker, Muller and Ryan have never been covered by any defined benefit pension plans of the Company, Hyster or Yale.

Compensation of Directors
-------------------------

              The Company's directors are compensated for their service to the Company in accordance with the current practices of NACCO. Directors of the Company who are employees of NACCO will be compensated principally by NACCO and will participate in employee benefit plans of NACCO. Currently, Mr. Alfred M. Rankin, Jr. is employed by NACCO and receives his compensation and employee benefits from NACCO. Officers of the Company who are also directors receive no additional compensation for their services as a director. Mr. Eklund is both an officer and a director of the Company. Mr. Eklund receives his salary and benefits from the Company. The directors of the Company who are also directors of NACCO are currently compensated by NACCO with respect to their Company Board of Directors activities, and the Company reimburses NACCO for a pro rata share (with NACCO and two other subsidiaries of NACCO) of the compensation paid by NACCO to its directors who are also directors of NACCO. Each NACCO director who is not an officer of NACCO receives a retainer of $26,400 for each calendar year of service on the NACCO and subsidiary Board of Directors. In addition, each such director receives $500 for attending each meeting of the NACCO or subsidiary Board of Directors and each meeting of a committee thereof. Such fees for attendance at Board meetings and committee meetings may not exceed $1,000 per day. In addition, the chairman of each committee of the NACCO or subsidiary Board of Directors receives $4,000 for each calendar year for service as committee chairman. Directors of the

Company who are neither directors of NACCO nor officers of the Company are paid by the Company $9,000 for each calendar year, plus $500 for attending each meeting of the Company Board of Directors and each meeting of a committee thereof (such fees for attendance at Board of Directors' meetings and multiple committee meetings do not exceed $1,000 per day).


ITEM 12.
--------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------

The Company
-----------

              The Company currently has 10,000 authorized shares of Common
Stock   which is the only authorized class of Company capital stock, of which
5,598.857 shares are currently issued and outstanding. NACCO Industries, Inc., a Delaware corporation, with its headquarters located at 5875 Landerbrook Drive, Mayfield Heights, Ohio 44124-4017, is the beneficial owner of 5,435.826 shares (97%) of Common Stock. No officer or director of the Company beneficially owns any shares of the Common Stock. In connection with the financing of the acquisition of Hyster, all of the Company's Common Stock owned beneficially by NACCO was pledged to lenders to secure the Company's obligations under a Credit Agreement entered into to finance the acquisition. On February 28, 1995, this Credit Agreement and related security documents were canceled and the pledge of the Company's common stock was released.

Beneficial Ownership of NACCO Securities
----------------------------------------

              Set forth in the following table is the indicated information with respect to beneficial ownership of Class A Common Stock, par value $1.00 per share ("Class A Common") and Class B Common Stock, par value $1.00 per share ("Class B Common"), of NACCO, by the directors and Named Executive Officers of the Company and all executive officers and directors of the Company as a group as of January 15, 1995. Each share of Class A Common is entitled to one vote on all matters brought before a meeting of NACCO's stockholders, while each share of Class B Common is entitled to ten votes on each such matter. Beneficial ownership of Class A Common and Class B Common has been determined for this purpose in accordance with Rule 13d-3 of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which provides, among other things, that a person is deemed to be the beneficial owner of Class A Common or Class B Common if such person, directly or indirectly, has or shares voting power or investment power in respect of such stock or has the right to acquire such ownership within sixty days. Accordingly, the amounts shown in the table do not purport to represent beneficial ownership for any purpose other than compliance with SEC reporting requirements. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of Class A Common or Class B Common.

                                   Amount and Nature of Beneficial Ownership
                                   -----------------------------------------

                                                    Sole              Shared
                                                 Voting and          Voting or                            Percent of
                                  Title of       Investment         Investment         Aggregate            Class
    Name                           Class           Power              Power              Amount             (1)(2)
    ----                          --------      -----------         ----------        ----------          ----------
Frank E. Taplin, Jr.              Class A                464,807         14,000(3)           478,807              6.60%
                                  Class B                284,728          7,000(3)           291,728(4)          16.94%

Owsley Brown II                   Class A                  1,282             ---               1,282               ---
                                  Class B                   ---              ---                ---                ---

John J. Dwyer                     Class A                  1,215             ---               1,215               ---
                                  Class B                   ---              ---                ---                ---

Robert M. Gates                   Class A                    401             ---                 401               ---
                                  Class B                   ---              ---                ---                ---

E. Bradley Jones                  Class A                  1,115             ---               1,115(5)            ---
                                  Class B                    200             ---                 200               ---

Dennis W. LaBarre                 Class A                  1,215             ---               1,215               ---
                                  Class B                    100             ---                 100               ---

Yoshinori Ohno                    Class A                   ---              ---                ---                ---
                                  Class B                   ---              ---                ---                ---

Alfred M. Rankin, Jr.             Class A                 93,844         91,553(6)           210,397(7)           2.90%
                                  Class B                 58,998         16,000(6)            74,998(4)           4.35%

Claiborne R. Rankin               Class A                114,616             ---             114,616(8)           1.58%
                                  Class B                 66,518             ---              66,518(4)(8)        3.86%

John C. Sawhill                   Class A                  4,509             ---               4,509               ---
                                  Class B                   ---              ---                ---                ---

Britton T. Taplin                 Class A                 18,236             ---              18,236              0.25%
                                  Class B                 27,495             ---              27,495(4)           1.60%

David F. Taplin                   Class A                 14,955             ---              14,955              0.21%
                                  Class B                 13,550             ---              13,550(4)           0.79%

Richard B. Tullis                 Class A                  3,053             ---               3,053               ---
                                  Class B                   ---              ---                ---                ---

Reginald R. Eklund                Class A                  1,000             ---               1,000               ---
                                  Class B                  ---               ---                ---                ---

David M. Pollock                  Class A                  ---              ---                 ---                ---
                                  Class B                  ---              ---                 ---                ---

G. Michael Decker                 Class A                  ---              ---                 ---                ---
                                  Class B                  ---              ---                 ---                ---

                                                    Sole              Shared
                                                 Voting and          Voting or                            Percent of
                                  Title of       Investment         Investment         Aggregate            Class
    Name                           Class           Power              Power              Amount             (1)(2)
    ----                          --------      -----------         ----------        ----------          ----------
Frank G. Muller                   Class A               178              500             678                  ---
                                  Class B               ---              ---             ---                  ---

Edward W. Ryan                    Class A               378              ---             378                  ---
                                  Class B               ---              ---             ---                  ---


All executive                     Class A           722,169(4)       106,403         853,572(7)(9)          11.76%
officers and                      Class B           451,589           23,000         474,589(4)             27.55%
directors as a group
(38 persons)


(1) The shares included in note 7 were deemed to be outstanding as of January 15, 1995 for purposes of calculating the percentage owned at such date pursuant to Rule 13d-3 under the Exchange Act.

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

(4) A Schedule 13D filed with the SEC with respect to Class B Common on March 24, 1990, and amended on April 11, 1990 by Amendment No. 1, on March 18, 1991 by Amendment No. 2, on March 23, 1992 by Amendment No. 3 and on March 10, 1993 by Amendment No. 4, and amended and restated on March 30, 1994 by Amendment No. 5 and amended on March 28, 1995 by Amendment No. 1 to the amended and restated Schedule 13D (the "Schedule 13D"), reported that the following individuals and entities, together in certain cases with related revocable trusts and custodianships: Clara Taplin Rankin, Alfred M. Rankin, Jr., Victoire
         G. Rankin, Helen R. Butler, Clara T. Rankin, Thomas T. Rankin, Matthew
         M. Rankin, Claiborne R. Rankin, Chloe O. Rankin, Roger F. Rankin, Bruce T. Rankin, Frank E. Taplin, Jr., Margaret E. Taplin, Martha S. Kelly, Susan S. Panella, Jennifer T. Jerome, Caroline T. Ruschell, David F. Taplin, Thomas E. Taplin, Beatrice B. Taplin, Thomas E. Taplin, Jr., Theodore D. Taplin, Britton T. Taplin, Frank F. Taplin, and National City Bank, as trustee of certain irrevocable trusts for the benefit of certain individuals named above, their family members and others (collectively, together with such individuals, revocable trusts and custodianships, the "Signatories"), are parties with NACCO and Society National Bank (successor by merger to Ameritrust Company National Association), as depository, to a Stockholders' Agreement, dated as of March 15, 1990, as amended, covering the shares of Class B Common beneficially owned by each of the Signatories (the "Stockholders' Agreement"). The Stockholders' Agreement requires that each Signatory, prior to any conversion of such Signatory's shares of Class B Common into Class A

         Common or prior to any sale or transfer of Class B Common to any permitted transferee (under the terms of the Class B Common) who has not become a Signatory, to offer such shares to all of the other Signatories on a pro rata basis. A Signatory may sell or transfer all shares not purchased under the right of first refusal as long as they first are converted into Class A Common prior to their sale or transfer. Accordingly, the Signatories may be deemed to have acquired beneficial ownership of all of the Class B Common subject to the Stockholders' Agreement, an aggregate of 1,542,757 shares, as a "group" as defined under the Exchange Act. The shares subject to the Stockholders' Agreements constitute 89.56% of the Class B Common outstanding on January 15, 1995, or 63.01% of the combined voting power of all Class A Common and Class B Common outstanding on such date. Certain Signatories own Class A Common, which is not subject to the Stockholders' Agreement. Under the Stockholders' Agreement, NACCO may, but is not obligated to, buy any of the shares of Class B Common not purchased by the Signatories following the trigger of the right of first refusal. The Stockholders' Agreement does not restrict in any respect how a Signatory may vote such Signatory's shares of Class B Common. The Class B Common shown in the foregoing table as beneficially owned by named persons who are Signatories is subject to the Stockholders' Agreement.

(5) While Mr. Jones, a director of the Company, is a Trustee of Fidelity Funds, he has not exercised and does not presently intend to exercise any voting or investment power over any of the 1,161,769 shares of Class A Common in which a Schedule 13G filed with the SEC for NACCO on February 14, 1992 and amended on February 16, 1993 by Amendment No. 1 and amended and restated on February 14, 1994 by Amendment No. 2, and amended on February 13, 1995 by Amendment No. 3 reported that FMR Corp. and certain related parties, including Fidelity Funds, have a beneficial ownership interest.

(6) Represents shares in a certain trust of which Mr. Rankin, Jr. became a trustee on February 9, 1994, and a certain trust of which he became a trustee on March 10, 1994.

(7) Includes the following shares which such persons have, or had, within 60 days after January 15, 1995, the right to acquire upon the exercise of stock options: Mr. Rankin, Jr., 25,000 shares of Class A Common, and all executive officers and directors of the company as a group, 25,000 shares of Class A Common.

(8) Includes 16,861 shares of Class A Common and 4,688 shares of Class B Common owned by members of Mr. Rankin's immediate family for which Mr. Rankin serves as custodian, as to which Mr. Rankin disclaims beneficial ownership.

(9) Includes 20 shares of Class A Common owned by a member of the immediate family of an executive officer as to which such executive officer disclaims beneficial ownership.

Frank E. Taplin, Jr. and Thomas E. Taplin (who was, as of December 31, 1994, the beneficial owner of an aggregate of 574,000 shares of Class A Common and, as of January 15, 1995, 317,000 shares of Class B Common) are brothers, and Clara Taplin Rankin (who was, as of December 31, 1994, the beneficial owner of an aggregate of 638,091 shares of Class A Common and, as of January 15, 1995, 336,247 shares of Class B Common) is their sister. Britton T. Taplin is the son of Thomas E. Taplin and the nephew of Frank E. Taplin, Jr. and Clara Taplin Rankin. David F. Taplin is the son of Frank E. Taplin, Jr. and the nephew of Thomas E. Taplin and Clara Taplin Rankin. Clara Taplin Rankin is the mother of Alfred M. Rankin, Jr. and Claiborne R. Rankin. The combined beneficial ownership of such persons equals 2,049,102 shares or 28.22% of Class A Common and 1,127,536 shares or 65.46% of Class B Common outstanding on January 15, 1995. The combined beneficial ownership of all directors of the Company, together with Clara Taplin Rankin, Thomas E. Taplin and all of the executive officers of the Company whose beneficial ownership of Class A Common and Class B Common (including shares which would be held by such directors if they exercised certain stock options) must be disclosed in the foregoing table in accordance with Rule 13d-3 under the Exchange Act, equals 2,065,663 shares or 28.45% of Class A Common and 1,127,836 shares or 65.47% of Class B Common outstanding on January 15, 1995 (including shares which would be outstanding if certain stock options were exercised by such directors). Such shares of Class A Common and Class B Common represent 54.50% of the combined voting power of all Class A Common and Class B Common outstanding on such date (including those shares which would be outstanding if the stock options referred to above were exercised).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

Tax Agreement
-------------

              So long as the Company continues to meet the definition of an included corporation for Federal income tax purposes, as that definition may change from time to time, NACCO intends to include the Company in the consolidated Federal income tax returns of NACCO. NACCO and the Company are parties to an income tax sharing agreement providing for the allocation of Federal income tax liabilities. Under the agreement, the Company will be compensated by NACCO for certain of its tax attributes (e.g., any available tax credits), while all Federal income tax deficiencies and refunds relating to the Company for prior and future years are charged or credited to the Company as they are finally determined. Under this arrangement, the Company will pay to NACCO an amount equal to the taxes that would be payable by the Company if it were a corporation filing a separate return.

              A similar arrangement currently exists between NACCO and NMHG and between NACCO and each of its other subsidiaries.

Directors' and Officers' Liability Insurance and Other NACCO Services
---------------------------------------------------------------------

              NACCO provides directors' and officers' liability insurance to the Company's directors and officers, with the Company reimbursing NACCO for a portion of such costs. The Company may also make use and be charged for the use of NACCO's corporate airplane. NACCO is also expected to provide certain legal, accounting and insurance services to the Company for which it will be reimbursed.

Other
-----

              Mr. Yoshinori Ohno is President of S-Y. S-Y manufactures semi-complete or complete industrial lift trucks which are purchased by NMHG, Yale Europe and Jungheinrich. S-Y also markets in Japan industrial truck products it manufactures and which it imports from NMHG. For a discussion of inter-affiliate transactions involving S-Y see Note F, Investments, on pages F-12 and F-13.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

              (a)(1) and (2)   The response to Item 14(a)(1) and (2) is set
forth beginning at page F-1 of this Annual Report on Form 10-K.

              (a)(3) Listing of Exhibits - See the exhibit index beginning at page X-1 of this Annual Report on Form 10-K.

              (b) The Company has not filed any Current Reports on Form 8-K during the fourth quarter of 1994.

              (c) The response to Item 14(c) is set forth beginning at page X-1 of this Annual Report on Form 10-K.

              (d) Financial Statement Schedule - The response to Item 14(d) is set forth on page F-26 of this annual Report on Form 10-K.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

              Neither an annual report nor a proxy statement covering the Company's last fiscal year has been circulated or is going to be circulated to security holders.

                                   SIGNATURES
                                   ----------

              Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Hyster-Yale Materials Handling, Inc.


                               By:  /s/ Reginald R. Eklund
                                    -----------------------------------------

                                    Reginald R. Eklund
                                    President and Chief Executive Officer


Date:  March 30, 1995

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Reginald R. Eklund                   President and Chief Executive                 March 30, 1995
  ------------------------                 Officer (Principal Executive
  Reginald R. Eklund                       Officer), Director


  /s/ G. Michael Decker                    Vice President, Finance                       March 30, 1995
  ------------------------                 and Chief Financial Officer
  G. Michael Decker                        (Principal Financial Officer)


  /s/ Julie C. Hui                         Controller (Principal                         March 30, 1995
  ------------------------                 Accounting Officer)
  Julie C. Hui

* Owsley Brown II                          Director                                      March 30, 1995
  ------------------------
  Owsley Brown II

* John J. Dwyer                            Director                                      March 30, 1995
  ------------------------
  John J. Dwyer

* Robert M. Gates                          Director                                      March 30, 1995
  ------------------------
  Robert M. Gates

* E. Bradley Jones                         Director                                      March 30, 1995
  ------------------------
  E. Bradley Jones

* Dennis W. LaBarre                        Director                                      March 30, 1995
  ------------------------
  Dennis W. LaBarre

* Yoshinori Ohno                           Director                                      March 30, 1995
  ------------------------
  Yoshinori Ohno

* Alfred M. Rankin, Jr.                    Director                                      March 30, 1995
  ------------------------
  Alfred M. Rankin, Jr.

* Claiborne R. Rankin                      Director                                      March 30, 1995
  ------------------------
  Claiborne R. Rankin

* John C. Sawhill                          Director                                      March 30, 1995
  ------------------------
  John C. Sawhill

* Britton T. Taplin                        Director                                      March 30, 1995
  ------------------------
  Britton T. Taplin

* David F. Taplin                          Director                                      March 30, 1995
  ------------------------
  David F. Taplin

* Frank E. Taplin, Jr.                     Director                                      March 30, 1995
  ------------------------
  Frank E. Taplin, Jr.

* Richard B. Tullis                        Director                                      March 30, 1995
  ------------------------
  Richard B. Tullis


* Bergen I. Bull, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above named and designated officers and directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.



  /s/ Bergen I. Bull                                                                     March 30, 1995
  --------------------------------
  Bergen I. Bull, Attorney-in-Fact

                          ANNUAL REPORT ON FORM 10-K

               ITEM 8, ITEM 14 (A) (1) AND (2), AND ITEM 14 (D)

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         YEAR ENDED DECEMBER 31, 1994

                     HYSTER-YALE MATERIALS HANDLING, INC.

                               PORTLAND, OREGON

FORM 10-K

ITEM 14 (A) (1) AND (2)

HYSTER-YALE MATERIALS HANDLING, INC.

LIST OF FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Hyster-Yale Materials Handling, Inc. and subsidiaries are included in item 8:

         Report of Independent Accountants for years ended December 31, 1994, 1993 and 1992

         Consolidated balance sheets--December 31, 1994 and December 31, 1993

         Consolidated statements of income--Years ended December 31, 1994, 1993 and 1992

         Consolidated statements of cash fLows--Years ended December 31, 1994, 1993 and 1992

         Consolidated statements of stockholders equity--Years ended December 31, 1994, 1993 and 1992

         Notes to consolidated financial statements--December 31, 1994

The following consolidated financial statement schedule of Hyster-Yale Materials Handling, Inc. and subsidiaries is included in Item 14 (d):

         Schedule 11 -              VaLuation and qualifying accounts

ALL other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Hyster-YaLe Materials Handling, Inc.:

We have audited the accompanying consolidated balance sheets of Hyster-YaLe Materials Handling, Inc. (an indirect, majority-owned subsidiary of NACCO Industries, Inc.) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders, equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as welt as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in aLt material respects, the financial position of Hyster-YaLe Materials Handling, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the List of financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange ConTnission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in aLL material respects in relation to the basic consolidated financial statements taken as a whole.

                                     ARTHUR ANDERSEN LLP

Portland, Oregon
 February 28, 1995

CONSOLIDATED BALANCE SHEETS

HYSTER-YALE MATERIALS HANDLING, INC.  AND
                               SUBSIDIARIES

                                                                                     December 31,
                                                               ------------------------------------------------

                                                                  1994                                       1993
                                                               --------                                    --------

                                                                                    (In thousands)
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                    $10,763                                     $20,255
   Accounts receivable, net                                     141,232                                     104,959
   Inventories                                                  208,828                                     151,216
   Prepaid expenses and other                                     9,474                                       7,547
   Assets held for sale                                           7,884                                       11,991
   Deferred income taxes                                          5,192                                       6,639
                                                               --------                                    --------
                                                                383,373                                     302,607
                                                               --------                                    --------

 OTHER ASSETS                                                    10,808                                       9,969
 PROPERTY, PLANT AND EQUIPMENT, NET                             125,616                                     121,732

 DEFERRED CHARGES:
   Goodwill, net                                                373,076                                     383,927
   Deferred financing costs                                       4,122                                       7,285
   other                                                          9,254                                       7,515
                                                               --------                                    --------
                                                                386,452                                     398,727
                                                               --------                                    --------
       TOTAL ASSETS                                            $906,249                                    $833,035
                                                               ========                                    ========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

HYSTER-YALE MATERIALS HANDLING, INC.  AND
                              SUBSIDIARIES

                                                                                       December 31,
                                                                    ------------------------------------------------
                                                                       1994                                    1993
                                                                    --------                                --------
                                                                                      (In thousands)

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $176,332                                 $97,753
   Short-term obligations                                              3,120                                   7,853
   Current maturities of Long-term obligations                        45,577                                  28,388
   Accrued expenses                                                   80,617                                  66,664
   Accrued income taxes                                               12,189                                  22,266
   Deferred income taxes                                               4,034                                   2,383
                                                                    --------                                --------
                                                                     321,869                                 225,307
                                                                    --------                                --------

LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES:
   Notes payable                                                     132,893                                 140,591
   Senior subordinated debentures                                     78,524                                 149,752
                                                                    --------                                --------
                                                                     211,417                                 290,343
                                                                    --------                                --------
OTHER LIABILITIES:
   Self insurance reserves                                            35,159                                  33,098
   Deferred income taxes                                              18,756                                  14,180
   other                                                              13,122                                  12,981
                                                                    --------                                --------
                                                                      67,037                                  60,259
                                                                    --------                                --------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share, authorized
     10,000 shares; outstanding      5,599 shares                          6                                       6
   Capital in excess of par value                                    198,205                                 173,205
   Retained income                                                    98,395                                  82,875
   Foreign currency translation adjustment                            10,511                                   2,503
   Other                                                              (1,191)                                 (1,463)
                                                                    --------                                --------
                                                                     305,926                                 257,126
                                                                    --------                                --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $906,249                                $833,035
                                                                    ========                                ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
HYSTER-YALE MATERIALS HANDLING, INC.  AND
                                  SUBSIDIARIES
                                                                                Year Ended December 31,
                                                                   ------------------------------------------------------
                                                                     1994                    1993                   1992
                                                                    -------                 -------               -------
                                                                                     (In thousands)
     NET SALES                                                   $1,178,882                $908,176              $865,889
     COST OF SALES                                                  947,375                 724,114               673,898
                                                                    -------                 -------               -------
        Gross Profit                                                231,507                 184,062               191,991
     SELLING, ADMINISTRATIVE AND
        GENERAL EXPENSES                                            154,846                 133,657               136,851
     GOODWILL AMORTIZATION                                           10,844                  10,844                10,844
                                                                    -------                 -------               -------
                                                                    165,690                 144,501               147,695
                                                                    -------                 -------               -------
        Operating Profit                                             65,817                  39,561                44,296
   OTHER INCOME (EXPENSE):
     Interest income                                                    792                     815                 1,480
     Interest expense                                               (33,744)                (40,411)              (44,201)
     Gain(Loss) on sale of assets                                        81                   2,456                   (79)
     Other, net                                                       2,870                  (4,113)                2,975
                                                                    -------                 -------               -------
                                                                    (30,001)                (41,253)              (39,825)
                                                                    -------                 -------               -------
        Income (Loss) Before Income Taxes and                        35,816                  (1,692)                4,471
        Extraordinary Charge
     PROVISION FOR INCOME TAXES                                      17,077                   3,428                 3,160
                                                                    -------                 -------               -------
     INCOME(LOSS) BEFORE EXTRAORDINARY CHARGE                        18,739                  (5,120)                1,311
     EXTRAORDINARY CHARGE, NET OF TAX                                (3,219)                 (3,292)               -
                                                                    -------                 -------               -------
        NET INCOME(LOSS)                                            $15,520                 $(8,412)               $1,311
                                                                    =======                 =======               =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HYSTER-YALE MATERIALS HANDLING, INC. AND
                            SUBSIDIARIES

                                                                                       Year Ended December 31,
                                                                        ------------------------------------------------------
                                                                          1994                    1993                 1992
                                                                        --------               --------             ----------
                                                                                            (In thousands)
  CASH  FLOWS FROM OPERATING ACTIVITIES:
    Net income(Loss)                                                     $15,520                $(B,412)               $1,311
    Adjustments to reconcile net income(Loss) to net
       cash provided by (used for) operating activities:
          Extraordinary charge, net of tax                                 1,022                  2,007
          Depreciation and amortization                                   32,226                 31,721                32,177
          Deferred income taxes                                            7,196                 (1,335)                  423
          Other                                                            1,105                  2,949               (10,733)
          Changes in operating assets and Liabilities:
              Accounts receivable                                        (29,492)               (11,777)              (12,278)
              Inventories                                                (51,586)                14,203               (12,335)
              Prepaid expenses and other                                  (1,713)                (2,261)                1,507
              Accounts payable and accrued expenses                       71,550                  6,319                (7,519)
              Accrued income taxes                                        (9,740)                   730               (18,352)
                                                                        --------               --------              --------
    Net cash provided by (used for)
        operating activities                                              36,088                 34,144               (25,799)
                                                                        --------               --------              --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                       (25,939)               (20,208)              (24,252)
    Proceeds from sale of assets                                           7,928                  3,989                22,294
    Other                                                                   (486)                 1,787                   108
                                                                        --------               --------              --------
    Net cash used for investing activities                               (18,497)               (14,432)               (1,850)
                                                                        --------               --------              --------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Additions to Long-term obligations                                     1,378                  1,297                   258
    Reduction of Long-term obligations                                   (96,217)               (32,288)              (25,574)
    Revolving credit facility, net                                        33,000                (25,500)               25,500
    Working capital financing                                             11,884                 16,172
    Capital contribution                                                  25,000                 28,273
    Short-term obligations, net                                           (7,753)                 3,153                 6,178
    Capital grants and other                                               1,562                  2,657                 2,020
                                                                        --------               --------              --------
    Net cash provided by (used for) financing activities                 (31,146)                (6,236)                8,382
                                                                        --------               --------              --------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  4,063                 (1,086)               (2,664)
                                                                        --------               --------              --------
  CASH AND CASH EQUIVALENTS:
    Increase(decrease) for the year                                       (9,492)                12,390               (21,931)
    Balance at the beginning of the year                                  20,255                  7,865                29,796
                                                                        --------               --------              --------
    Balance at the beginning of the year                                 $10,763                $20,255                $7,865

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

HYSTER-YALE MATERIALS HANDLING, INC. AND
                            SUBSIDIARIES
                                                                                  Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                      1994                   1993                 1992
                                                                    --------               --------             --------
                                                                                        (In thousands)

   COMMON STOCK                                                           $6                     $6                   $6
                                                                    --------               --------             --------

   CAPITAL IN EXCESS OF PAR VALUE
     Beginning balance                                               173,205                119,403              119,403
     Capital contribution                                             25,000                 53,802             -
                                                                    --------               --------             --------
                                                                     198,205                 173,205              119,403
                                                                    --------               --------             --------

   RETAINED INCOME:
     Beginning balance                                                82,875                 91,287               89,976
     Net income(Loss)                                                 15,520                 (8,412)               1,311
                                                                    --------               --------             --------
                                                                      98,395                 82,875               91,287
                                                                    --------               --------             --------

   FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
     Beginning balance                                                 2,503                  4,695                24,879
     Foreign currency translation adjustment                           8,008                  (2,192)            (20,184)
                                                                    --------               --------             --------
                                                                      10,511                 2,503                 4,695
                                                                    --------               --------             --------

   OTHER EQUITY TRANSACTIONS:
     Pension Liability Adjustment                                     (1,191)                (1,463)
                                                                    --------               --------             --------

   TOTAL STOCKHOLDERS' EQUITY                                       $305,926               $257,126             $215,391




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
FOR THE THREE YEARS ENDED DECEMBER 31, 1994

NOTE A - ACCOUNTING POLICIES

BASIS OF PRESENTATION:
The accompanying consolidated financial statements of Hyster-Yale Materials Handling, Inc. and subsidiaries (the Company) include the accounts of Hyster-Yale Materials Handling, Inc. (Hyster-Yale), a 97% owned subsidiary of NACCO Industries, Inc. (NACCO), and its wholly-owned subsidiary NACCO Materials Handling Group, Inc., which is the primary operating business.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Hyster-Yale and its majority-owned domestic and international subsidiaries except for a Brazilian subsidiary. Income from Companhia Hyster, the Brazilian subsidiary, is recognized when cash is received in the form of a dividend. Investments in Sumitomo Yale Company, Ltd. (S-Y), a 50% owned joint venture and Yale Financial Services, Inc. (YFS, Inc.), a 20% owned joint venture are accounted for by the equity method. All significant intercompany accounts and transactions among the consolidated companies are eliminated in consolidation.

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

GOODWILL:
Goodwill, which represents the excess purchase price paid over the fair value of the net assets acquired in the 1989 acquisition of Hyster Company, is amortized on a straight-line basis over 40 years. Amortization was $10.8 million in each of 1994, 1993 and 1992, respectively. Accumulated amortization was $60.4 million and $49.6 million at December 31, 1994 and 1993. Management regularly evaluates its accounting for goodwill considering such factors as historical and future profitability and believes that the asset is realizable and the amortization period is still appropriate.

DEFERRED FINANCING COSTS:
Deferred financing costs from the acquisition of Hyster Company are being amortized over the term of the related indebtedness. Amortization of deferred financing costs was $1.5 million in 1994, $1.9 million in 1993 and $2.1 million in 1992. In addition, deferred financing costs of $1.7 million in 1994 and $1.4 million in 1993 were written-off in conjunction with the extraordinary charges (see Note B).

PRODUCT DEVELOPMENT COSTS:
Expenditures associated with the development of new products and improvements to existing products are expensed as incurred. These costs amounted to $23.2, $20.7 and $21.9 million in 1994, 1993 and 1992, respectively.

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

FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS:
The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes.

The Company enters into forward foreign exchange contracts with terms of one-to-twelve months. These contracts hedge certain foreign currency denominated receivables and payables and foreign currency commitments. Gains and losses on contracts which do not hedge firm commitments are reported currently in income, while gains and losses from contracts related to firm commitments are deferred and recognized as part of the cost of the underlying transaction being hedged.

The Company also enters into interest rate swap agreements with terms ranging from six months to five years. The differential between the floating interest rate and the fixed interest rate which is to be paid or received is recognized in interest expense as the floating interest rate changes over the life of the agreement.

RECLASSIFICATION:
Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period's presentation.

NOTE B - EXTRAORDINARY CHARGES

The 1994 extraordinary charge of $3.2 million, net of $2.0 million in tax benefits, represents the write-off of premiums and unamortized debt issuance costs associated with the retirement of approximately $72 million of the Company's 12 3/8% subordinated debentures. The Company retired approximately $48 million of debentures in August 1994 using internally generated funds and a $25 million equity contribution from existing shareholders. The remaining $24 million of debentures was retired in December 1994 using internally generated funds and the senior revolving credit facility.

The 1993 extraordinary charge related to retirement of approximately $50 million of subordinated debentures.

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

                                                                 Year Ended December 31,
                                                         1994             1993              1992
                                                         ----             ----              ----
                                                                     (In thousands)
    Interest Paid                                    $36,078            $40,628            $46,645
    Income Taxes Paid                                 15,434             13,279             26,150
    Income Tax Refunds Received                        1,336              8,238              3,032

    Noncash activities:
      Capital contribution of
      subordinated debentures                              -            $25,529                  -

NOTE D - ACCOUNTS RECEIVABLE

Allowances for doubtful accounts of $3.3 and $4.9 million at December 31, 1994 and 1993, respectively, were deducted from accounts receivable.

NOTE E - INVENTORIES

Inventories are summarized as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                         1994                      1993
                                                         ----                      ----
                                                                 (In thousands)
      Finished Goods and Service Parts                     $82,331                  $81,549
      Raw Materials and Work in Process                    137,897                   80,304
      LIFO Reserve                                         (11,400)                 (10,637)
                                                       -----------              -----------

                 TOTAL                                    $208,828                 $151,216
                                                          ========                 ========

The cost of inventories has been determined by the last-in first-out (LIFO) method for 63% of such inventories as of December 31, 1994 and 61% as of December 31, 1993.

NOTE F - INVESTMENTS

The Company owns a 50% interest in S-Y. The joint venture operates a facility in Japan from which the Company purchases certain components, internal combustion engines and electric forklift trucks. Following is a summary of unaudited condensed financial information on a separate company basis (before elimination of intercompany profits) pertaining to S-Y.

Condensed Balance Sheets

                                                                     November 30,
                                                                     ------------
                                                            1994                   1993
                                                            ----                   ----
                                                             (In thousands and unaudited)
Assets:
      Current Assets                                        $115,003               $82,384
      Other Assets                                            52,617                46,762
                                                          ----------            ----------
                                                            $167,620              $129,146
                                                          ==========            ==========

Liabilities and Stockholders' Equity:
      Notes Payable                                          $50,706               $35,213
      Other Current Liabilities                               77,264                57,395
                                                          ----------            ----------
         Total Current Liabilities                           127,970                92,608
      Other Liabilities                                       29,853                28,383
      Stockholders' Equity                                     9,797                 8,155
                                                          ----------            ----------
                                                            $167,620              $129,146
                                                          ==========            ==========


Condensed Statements of Income

                                                             Year Ended November 30,
                                                             -----------------------
                                                     1994              1993              1992
                                                     ----              ----              ----
                                                        (In thousands and unaudited)
      Net Sales                                       $215,180          $159,875          $164,977
      Gross Profit                                      51,497            32,323            34,526
      Net Income (Loss)                                    758            (7,757)             (634)

The Company's purchases from S-Y for 1994, 1993 and 1992 were $92.0, $64.9 and $47.8 million, respectively. Trade terms on certain payables to S-Y were extended in 1993 from 60 days to 180 days and to 210 days in 1994. The Company pays interest at market rates on all amounts owing after 60 days. Payables to S-Y with terms greater than 60 days are shown as working capital financing in the consolidated statement of cash flows. The Company's accounts receivable and accounts payable balances with S-Y were as follows:

                                                               December 31,
                                                               ------------
                                                        1994                 1993
                                                        ----                 ----
                                                               (In thousands)
      Accounts Receivable                                 $775                   $114
      Accounts Payable                                  40,891                 22,900


The Company earned commission income on certain S-Y sales. Commission income was $0.3, $1.4 and $2.2 million in 1994, 1993 and 1992, respectively. The Company also reimbursed S-Y $1.5 and $0.5 million for engineering assistance during 1994 and 1993, respectively.

NOTE G - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:

                                                                   December 31,
                                                                   ------------
                                                            1994                1993
                                                            ----                ----
                                                                 (In thousands)
      Land                                                   $6,007               $5,401
      Buildings                                              51,551               49,670
      Machinery, Tools and Equipment                        156,888              135,851
                                                            -------              -------
                                                            214,446              190,922

      Less:  Accumulated Depreciation                       (88,830)             (69,190)
                                                           --------             --------

                     TOTAL                                 $125,616             $121,732
                                                           ========             ========


Depreciation charged to income was $19.9, $18.8 and $19.0 million in 1994, 1993 and 1992, respectively.

NOTE H - ACCRUED EXPENSES

The components of accrued expenses are summarized as follows:


                                                                   December 31,
                                                                   ------------
                                                              1994              1993
                                                              ----              ----
                                                                  (In thousands)
      Wages, Commissions and Bonuses                          $13,393            $8,729
      Interest                                                  6,821            10,680
      Warranty                                                 12,539             8,847
      Self insurance                                            8,000             8,994
      Sales discounts                                           9,472             7,851
      Other                                                    30,392            21,563
                                                               ------            ------

                                                              $80,617           $66,664
                                                              =======           =======

NOTE I - SHORT-TERM AND LONG-TERM OBLIGATIONS

The Company has a Credit Agreement with a group of banks to provide financing for a portion of the acquisition of Hyster and working capital needs of Hyster-Yale. The Credit Agreement is secured by all domestic assets and the pledge of stock of certain subsidiaries. The Credit Agreement provides for a term note in an aggregate principal amount of $375.0 million and a long-term revolving credit facility which permits advances and secured letters of credit to the Company up to an aggregate principal amount of $100.0 million through expiration in 1997.

Borrowings under the revolving credit facility, which were classified as long-term, were $33.0 million at December 31, 1994. The commitment fee on the unused portion of the revolving credit facility is currently at 0.3% per annum. The term note and the revolving credit facility bear interest at an effective lender's prime rate plus .75% or LIBOR plus 1.875% subject to reductions based on favorable performance. The average effective interest rate on the revolving credit facility was 7.50% and 6.0% in 1994 and 1993 respectively. The interest rate at December 31, 1994 was 8.50%.

The term note requires quarterly payments expiring May 31, 1997. The average effective interest rate on the term note inclusive of the effects of interest rate swaps was 6.34% and 6.5% in 1994 and 1993, respectively.

As further discussed in Note N to the consolidated financial statements, the Company has entered into unsecured interest rate swap agreements. The interest rate swap agreements mature at varying lengths from six-months to five years and effectively change the majority of the Company's floating interest rate exposure on the term note to a fixed rate. The Company evaluates its exposure to floating rate debt on an ongoing basis.

The Credit Agreement contains covenants related to minimum net worth, working capital, debt to equity, and interest and fixed charge coverage ratios. In addition, the Credit Agreement limits capital spending, investments, sales of certain assets and dividends. As of December 31, 1994, the Company was in compliance with all the covenants in the Credit Agreement.

Notes payable consist of the following:
                                                                               December 31,
                                                                               ------------
                                                                         1994              1993
                                                                         ----              ----
                                                                              (In thousands)
      Credit Agreement - term note                                      $95,298             $139,279
      Credit Agreement - revolving credit facility                       33,000                    -


      Other                                                               4,595                1,312
                                                                       --------             --------
                                                                       $132,893             $140,591
                                                                       ========             ========

The senior subordinated debentures in the amount of $78.5 million bear interest at 12 3/8%. There is a mandatory sinking fund payment on August 1, 1998 of $78.5 million. As of August 1, 1994, the debentures can be redeemed at a price of 105 which will drop to 102.5 at August 1, 1995. Restrictions on redeeming the subordinated debentures are included in the Credit Agreement.

Maturities on long-term obligations for the next five years are as follows:

                 Year Ending
                 December 31,                               Amount
                 ------------                               ------
                                    (In thousands)
                 1995                                         $45,577
                 1996                                          46,405
                 1997                                          84,877
                 1998                                          79,961
                 1999                                             174

On February 28, 1995 the Company entered into a new long-term financing agreement to replace the existing Credit Agreement and refinance the majority of its long-term debt. The new agreement provides the Company with an unsecured $350 million revolving credit facility to replace its current senior credit facility. The new credit facility has a five year maturity with an extension option and interest rates comparable to its current senior credit facility. The new agreement also provides the Company with reduced interest rates upon achievement of certain financial performance targets. With the new credit agreement in place, the Company can redeem the remaining $78.5 million of subordinated debentures and intends to do so in 1995. In anticipation of the redemption, the Company intends to record an extraordinary charge of $3.4 million in the first quarter of 1995, to write-off unamortized debt issuance costs and anticipated premiums.

Foreign subsidiaries had unused credit lines at December 31, 1994 of $24.7 million, to the extent that borrowings under these credit lines would not cause the subsidiaries to exceed any of various restrictive covenants. These credit lines are in various currencies and bear interest at rates that range from 7.0% to 7.95% at December 31, 1994.

Short-term obligations consist of the following:

                                                                               December 31,
                                                                               ------------
                                                                         1994                 1993
                                                                         ----                 ----
                                                                              (In thousands)
      Foreign subsidiary credit lines                                    $3,120               $6,454
      Other                                                                 -                  1,399
                                                                         ------               ------
                                                                         $3,120               $7,853
                                                                         ======               ======

NOTE J - INCOME TAXES

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

Components of income (loss) before income taxes and extraordinary charge are as follows:

                                                             Year Ended December 31,
                                                            -------------------------
                                                    1994           1993                   1992
                                                    ----           ----                   ----
                                                              (In thousands)
         Domestic                                  $17,694         $(6,101)               $(29,384)
         International                              18,122           4,409                  33,855
                                                    ------        --------                 -------

                                                   $35,816         $(1,692)               $  4,471
                                                   =======         ========               ========

Domestic income (loss) before income taxes includes expenses related to interest on acquisition indebtedness, goodwill and deferred financing fee amortization of approximately $40.4, $47.6 and $51.7 million in 1994, 1993 and 1992, respectively.

Income taxes consist of the following:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                            1994              1993            1992
                                                            ----              ----            ----
                                                                        (In thousands)
         Currently Payable (Refundable):
            Federal                                           $9,808           $8,896        $(4,520)
            State                                              2,212            1,187            204
            Foreign                                            6,460            3,342          5,831
                                                               -----            -----          -----
                                                              18,480           13,425          1,515
                                                              ------           ------        -------
         Deferred:
            Federal                                            2,487           (4,446)           796
            State                                               (560)          (1,166)          (204)
            Foreign                                           (3,330)          (4,385)         1,053
                                                             -------          -------          -----
                                                              (1,403)          (9,997)         1,645
                                                             -------          -------         ------

                                                             $17,077           $3,428        $ 3,160
                                                             =======           ======         ======

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

Accumulated earnings at December 31, 1994 of international subsidiaries which have been indefinitely reinvested totaled $39.0 million. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. The amount of withholding taxes that would be payable upon remittance of all undistributed foreign earnings would be $5.0 million. These withholding taxes, subject to certain limitations, may be used to reduce U.S. income taxes.

A reconciliation of the provisions for income taxes at the federal statutory income tax rate to income taxes as reported is as follows:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                              1994          1993          1992
                                                              ----          ----          ----
                                                                       (In thousands)
         Statutory rate                                           35%          35%            34%
         Tax at statutory rate                               $12,536        $(592)       $ 1,520
         Effect of:
             Foreign earnings subject to
               varying tax rates                                   -         (215)        (3,855)
             Amortization of excess purchase
               price                                           4,085        3,795          3,688
             State income taxes                                1,038           84            409
             Loss (earnings) recorded net of tax                (373)       1,054           (131)
             Change in tax rate                                    -          232              -
             Other differences                                  (209)        (930)         1,529
                                                             -------     --------        -------

         Tax Provision                                       $17,077       $3,428         $3,160
                                                             =======       ======         ======

A summary of the components of the net deferred tax balance in the Company's consolidated balance sheets resulting from differences in the book and tax basis of assets and liabilities follows:

                                                        Deferred Tax Asset (Liability) At December 31, 1994
                                                        -----------------------------------------------------
                                                                          (In thousands)
                                                                Current                     Non-Current
                                                        -----------------------------------------------------
                                                        Domestic         Foreign       Domestic        Foreign
                                                        --------         -------       ---------       -------
 Inventories                                              $(18,555)        $593         $      -     $         -
 Accrued expenses and reserves                               8,922        4,858                -               -
 Pension                                                         -            -              563          (2,575)
 Net operating loss carry forwards                           1,144          820                -               -
 Product liability                                           3,120            -           13,722               -
 Tax credit carry forwards                                   2,334            -                -               -
 Unrepatriated earnings                                          -            -           (8,904)              -
 Depreciation                                                    -            -          (13,454)         (5,449)
 Other                                                        (999)      (1,079)          (2,701)             42
                                                           -------      -------         --------         -------
                                                           $(4,034)     $ 5,192         $(10,774)        $(7,982)
                                                           =======      =======         ========         =======

                                                             Deferred Tax Asset (Liability) At December 31, 1993
                                                          ---------------------------------------------------------
                                                                  Current                       Non-Current
                                                          ---------------------------------------------------------
                                                          Domestic          Foreign       Domestic          Foreign
                                                          --------          -------       ---------         -------
 Inventories                                              $(21,645)            $714     $          -    $           -
 Accrued expenses and reserves                               8,656              218            3,282                -
 Pension                                                         -                -              386           (2,305)
 Net operating loss carry forwards                           1,076            6,121                -                -
 Product liability                                           3,040                -           12,563                -
 Tax credit carry forwards                                   6,048                -                -                -
 Unrepatriated earnings                                          -                -           (4,881)               -
 Depreciation                                                    -                -          (15,706)          (5,413)
 Other                                                         442             (414)          (2,051)             (55)
                                                           -------           ------          -------         --------
                                                           $(2,383)          $6,639          $(6,407)         $(7,773)
                                                           =======           ======          =======          =======

NOTE K - POSTRETIREMENT BENEFITS

The Company maintains a variety of postretirement plans covering a majority of its employees. A portion of the employees are participants in the defined benefit plans discussed below. Most of the remaining covered employees participate in the profit sharing portion of the Company's defined contribution plan also described below. In addition, all eligible employees are included in the 401(k) portion of the defined contribution plan. Total postretirement expense for the Company was $8.5, $7.0 and $6.8 million for the years 1994, 1993 and 1992, respectively. Included in these amounts is the expense associated with government sponsored plans in which the Company's international subsidiaries participate. Cash contributions under the above plans were $7.2 million in 1994 and $7.1 million in 1993.

Each defined benefit plan has a formula which is used to determine benefits upon retirement. Most formulas take into account age, compensation, and success of the Company in meeting certain goals although certain hourly employee's formulas are based primarily on years of service. The Company's current funding policy is to contribute annually the minimum contribution calculated by the independent actuaries. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The components of periodic pension cost and actuarial assumptions for the Company's principal defined benefit plans for the years ended December 31, 1994, 1993 and 1992 are as follows:

UNITED STATES PLANS
-------------------
                                                               Year Ended December 31,
                                                               -----------------------
                                                        1994            1993              1992
                                                        ----            ----              ----
                                                                  (In thousands)
Interest accrued on projected
    benefit obligation                                  $2,504           $2,206          $ 2,001
Service cost-benefits earned
    during the year                                      1,558            1,427            1,433
Actual return on plan assets,
    net of plan expense                                    239           (2,083)            (423)
Net amortization and deferral                           (1,568)           1,056             (481)
                                                        ------            -----           ------
    Net periodic pension cost                           $2,733           $2,606           $2,530
                                                        ======           ======           ======
Assumed discount rate                                     8.50%             7.5%            8.25%
Rate of compensation increase
    (where applicable)                                     5.5%             5.0%            5.75%
Expected long-term rate of return
    on plan assets                                         9.0%             9.0%             9.0%

UNITED KINGDOM PLANS
--------------------
                                                              Year Ended December 31,
                                                              -----------------------
                                                       1994             1993             1992
                                                       ----             ----             ----
                                                                  (In thousands)
Interest accrued on projected
    benefit obligation                                  $1,830           $2,138           $2,854
Service cost-benefits earned
    during the year                                      1,356            1,403            1,794
Actual return on plan assets,
    net of plan expense                                   (185)          (2,460)           2,808
Net amortization and deferral                           (2,743)            (220)          (6,111)
                                                       -------          -------           ------
Net periodic pension cost                              $   258          $   861           $1,345
                                                       =======          =======           ======
Assumed discount rate                                      8.0%             8.0%             9.5%
Rate of compensation increase
    (where applicable)                                     5.0%             5.0%             6.5%
Expected long-term rate of return
    on plan assets                                         9.5%             8.0%             9.5%

The following schedule reconciles the funded status of the Company's principal defined benefit plans with amounts reported in the consolidated balance sheets at December 31, 1994 and 1993:

                                                                    December 31,
                                                                    ------------
                                                           1994                      1993
                                                           ----                      ----

                                                   United       United        United       United
                                                   States       Kingdom       States       Kingdom
                                                   Plans        Plans         Plans        Plans
                                                   -----        -----         -----        -----
Projected benefit obligation, based on                             (In thousands)
employment service to date and current
salary levels:
    Vested accumulated benefit obligation          $24,218      $22,991       $24,340      $21,860
    Nonvested accumulated benefit obligation         2,023          195         2,020          177
                                                   -------      -------       -------      -------
         Total accumulated benefit obligation       26,241       23,186        26,360       22,037
    Additional amounts related to projected
    salary increase                                  5,429        2,438         4,966        2,223
                                                   -------      -------       -------      -------
         Total projected benefit obligation         31,670       25,624        31,326       24,260
    Fair value of plan assets at December 31        22,922       29,352        20,994       28,811
                                                   =======      =======       =======      =======

    Plan assets in excess of (less than)
    projected benefit obligation                    (8,748)       3,728       (10,332)       4,551

    Unrecognized net loss from past
    experience different from that assumed           4,507        1,583         6,182        1,040
    Unrecognized prior service cost                  3,076        1,359         2,455        1,291
    Unrecognized net transition obligation             -           (578)          -           (614)
    Additional minimum liability                    (3,975)         -          (3,670)         -
                                                   -------      -------       -------      -------

    Prepaid (accrued) pension cost recognized      $(5,140)      $6,092       $(5,365)      $6,268
                                                   =======      =======       =======      =======

The Company maintains a defined contribution retirement plan for U.S. employees which includes a profit sharing portion and a 401(k) portion. Contributions to the profit sharing plan are based on a formula which takes into account age, compensation, and success of the Company in meeting certain goals. Contributions vest over a five-year period. Under the 401(k) portion, eligible employees may contribute up to 17% of their compensation and the Company matches an amount equal to 66-2/3% of the participants' initial 3% before tax contribution. Participants are at all times fully vested in their contributions and those made by the Company.

NOTE L - OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company maintains health care and life insurance plans which provide benefits to eligible retired employees. The Company funds these benefits on a "pay as you go" basis, with the retirees paying a portion of the costs.

Summary information on the Company's plans is as follows:

                                                                                 December 31,
                                                                                 ------------
                                                                          1994                 1993
                                                                          ----                 ----
                                                                                (In thousands)
Accumulated postretirement benefit obligation:
      Retirees                                                             $3,866             $5,783
      Fully eligible active plan participants                                 214                185
      Other active plan participants                                        5,422              5,853
                                                                            -----             ------
                                                                            9,502             11,821
Unrecognized net loss                                                      (1,648)            (3,404)
                                                                           ------             ------

Accrued postretirement benefit                                             $7,854             $8,417
                                                                           ======             ======

The components of net periodic other postretirement benefit cost are as follows:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                          1994                1993
                                                                          ----                ----
                                                                                 (In thousands)
Service cost of benefits earned                                              $187               $186
Interest cost on accumulated postretirement benefit
    obligation                                                                800                975
Amortization of unrecognized loss                                             197                204
                                                                           ------             ------

                                                                           $1,184             $1,365
                                                                           ======             ======

The assumed health care cost trend rate for measuring the postretirement benefit obligation was 10% in 1994 and 11% in 1993, gradually reducing to 5.25% in years 2003 and after. The weighted average discount rate utilized was 8.5% in 1994 and 7.5% in the 1993 valuation. If the assumed health care trend rate were increased by 1%, the effect on the APBO and expense would be immaterial.

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which requires, among other things, that the expected cost of postemployment benefits be recognized when they are earned or become payable (accrual method) when certain conditions are met rather than the old method which recognized these costs when they were paid (pay as you go). The adoption of this new standard did not materially impact the Company's financial condition or results of operations.

NOTE M - LONG-TERM INCENTIVE COMPENSATION PLAN

The Company has a Long-Term Incentive Compensation Plan for officers and key management employees of the Company and its subsidiaries. Awards under this plan represent book value appreciation units and entitle the recipient, subject to vesting and other restrictions, to receive cash equal to the difference between the base period price for the units and the book value price as of the quarter date coincident or immediately preceding the date of disbursement. Awards vest and are payable ten years from date of grant or earlier under certain conditions. As of December 31, 1994, 1,800,000 units have been awarded to key employees and officers. The amount charged (credited) to expense was $1.7, $(0.2) and ($1.0) million in 1994, 1993 and 1992, respectively. The total amount accrued at December 31, 1994 and 1993 for these awards was $2.0 and $0.3 million, respectively, and was recorded as a long-term liability.

NOTE N - FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS

FINANCIAL INSTRUMENTS -
A financial instrument is cash or a contract that imposes, or conveys, a contractual obligation, or right, to deliver, or receive, cash or another financial instrument. The fair value of financial instruments, except for the Company's 12 3/8% subordinated debentures, approximated their carrying values at December 31, 1994. The fair value of the subordinated debentures was $82.5 million at December 31, 1994 compared with their carrying value of $78.5 million.

INTEREST RATE DERIVATIVES -
The Company has entered into interest rate swap agreements. The use of these agreements allows the Company to enter into long-term credit arrangements that have performance based, floating rates of interest and then swap them into fixed rates as opposed to entering into higher cost fixed-rate credit arrangements. These agreements are with major commercial banks; therefore, the risk of credit loss from nonperformance by the banks is minimal. As of December 31, 1994 the Company had $185 million notional principal amount of interest rate swaps with an average effective fixed rate of 5.3%, although $60 million of the swaps are delayed to start in 1995.

FOREIGN CURRENCY DERIVATIVES -
The Company enters into forward foreign exchange contracts for purposes of hedging exposure to foreign currency exchange rate fluctuations. These contracts are with major financial institutions, therefore, the risk of credit loss from nonperformance by these institutions is minimal. These contracts hedge primarily firm commitments and, to a lesser degree, anticipated commitments relating to cash flows associated with sales and purchases denominated in foreign currencies. The Company enters into foreign exchange contracts in a variety of foreign currencies with maturities not exceeding one year. At December 31, 1994 the Company had $190.9 million contract value of forward foreign exchange contracts and had deferred losses of $0.5 million in accordance with the Company's accounting policy.

NOTE O - COMMITMENTS

Future minimum lease payments on office space, automobiles and office equipment as of December 31, 1994 are as follows:

                                                                                 Operating
                                                                                   Leases
                                                                                 ----------
                                                                               (In thousands)
                 1995                                                               $4,404
                 1996                                                                3,981
                 1997                                                                3,500
                 1998                                                                3,080
                 1999                                                                2,931
                 Subsequent to 1999                                                  4,010
                                                                                   -------
                 Total Future Minimum Lease Payments                              $ 21,906
                                                                                   =======

Aggregate rental expense for operating leases included in the consolidated statements of income was $4.0, $4.2 and $3.4 million in 1994, 1993 and 1992, respectively.

NOTE P - CONTINGENCIES

The Company is subject to recourse or repurchase obligations under various financing arrangements for certain independently-owned retail dealerships. Also, certain dealer loans are guaranteed by the Company. Total amounts subject to recourse, guarantee or repurchase obligation at December 31, 1994 were $91.0 million.

When the Company is the guarantor of the principal amount financed, a security interest is usually maintained in assets of parties for whom the Company is guaranteeing debt. Losses anticipated under the terms of the recourse or repurchase obligations have been provided for and are not significant.

The Company is the defendant in various product liability and other legal proceedings incidental to its business. The majority of this litigation involves product liability claims. The Company has recorded a reserve for potential product liability losses at December 31, 1994 of $43.2 million, of which $8.0 million is estimated to be payable in 1995. While the resolution of litigation cannot be predicted with certainty, management believes that the reserves are adequate and no material adverse effect upon the financial position or results of operations of the Company will result from such legal actions.

NOTE Q - SEGMENT INFORMATION

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

                                               North                        Asia
1994                                         America         Europe        Pacific          Elims      Consolidated
                                             --------       --------       -------        ---------    ------------
                                                                    (In thousands)
Sales to unaffiliated customers              $828,145       $289,692       $61,045        $   -         $1,178,882
                                             --------       --------       -------        ---------     ----------
Transfers between
    geographic areas                           49,208        130,595          -            (179,803)          -
Total net sales                              $877,353       $420,287       $61,045        $(179,803)    $1,178,882
                                             ========       ========       =======        =========     ==========

Operating profit                              $45,577        $15,073        $5,167                         $65,817
                                              =======        =======        ======                         =======

Other income (expense)
Income before income taxes                                                                                 (30,001)
    and extraordinary charge                                                                              --------

                                                                                                           $35,816
                                                                                                           =======

Identifiable assets                          $583,036       $309,578       $24,026         $(10,391)      $906,249
                                             ========       ========       =======         ========       ========

                                              North                        Asia
1993                                         America         Europe        Pacific          Elims       Consolidated
                                             --------       --------       -------        ---------     ------------
                                                                    (In thousands)
Sales to unaffiliated customers              $645,394       $220,437       $42,345        $    -          $908,176
Transfers between
    geographic areas                           31,507         81,179           -           (112,686)          -
                                             --------       --------       -------        ---------       --------
Total net sales                              $676,901       $301,616       $42,345        $(112,686)      $908,176
                                             ========       ========       =======        =========       ========

Operating profit                              $40,262        $(2,414)       $1,713                         $39,561
                                              =======       ========        ======                         =======

Other income (expense)                                                                                     (41,253)
                                                                                                           -------
Loss before income taxes
    and extraordinary charge                                                                               $(1,692)
                                                                                                           =======

Identifiable assets                          $572,068       $274,847       $19,581         $(33,461)      $833,035
                                             ========       ========       =======        =========       ========

                                               North                        Asia
1992                                          America        Europe       Pacific       Elims    Consolidated
                                              -------        ------       -------       -----    ------------
                                                                    (In thousands)
Sales to unaffiliated customers               $579,034      $251,508     $  35,347   $       -     $ 865,889
Transfers between
    geographic areas                            32,128        89,166             -    (121,294)            -
                                             ---------      --------     ---------   ---------     ---------
Total net sales                               $611,162      $340,674     $  35,347   $(121,294)    $ 865,889
                                             =========      ========     =========   =========     =========

Operating profit                               $14,954       $28,651     $     691                 $  44,296
                                             =========      ========     =========                  ========

Other income (expense)                                                                               (39,825)
                                                                                                     -------
Income before income taxes                                                                            $4,471
                                                                                                      ======

Identifiable assets                           $546,674      $282,936       $18,311     $(1,511)     $846,410
                                             =========      ========       =======     =======      ========

In addition to product sourced from plants abroad, export sales from the United States plants to unaffiliated customers were $75.0, $53.8, and $44.9 million in 1994, 1993 and 1992, respectively. Total sales into markets outside the United States were $428.3, $311.5 and $326.1 million in 1994, 1993 and 1992, respectively.

NOTE R - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

1994
                                                First        Second         Third       Fourth
                                              Quarter       Quarter       Quarter      Quarter
                                              -------       -------       -------      -------
                                                                 (In thousands)
Net Sales                                     $245,328      $290,358      $289,739     $353,457
Gross Profit                                    50,530        59,800        57,067       64,110

Operating Profit                                11,075        19,821        14,531       20,390

Net Income                                        $862        $2,076        $3,542       $9,040


1993
                                                First        Second         Third       Fourth
                                              Quarter       Quarter       Quarter      Quarter
                                              -------       -------       -------      -------
                                                                 (In thousands)
Net Sales                                     $214,680      $228,684      $217,516     $247,296

Gross Profit                                    44,973        46,260        40,943       51,886

Operating Profit                                 9,551         7,958         6,032       16,020

Net Income (Loss)                             $   (771)     $ (3,529)     $ (7,320)    $  3,208


                                                                                                                     SCHEDULE II

                                       HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                           YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                                          (IN THOUSANDS)


------------------------------------------------------------------------------------------------------------
Col. A          Col. B                  Col. C                          Col. D                  Col. E
------------------------------------------------------------------------------------------------------------
                                      Additions
                                ---------------------------
                                    (1)          (2)
                Balance at      Charged to    Charged to                                        Balance
                Beginning        Costs and    Other Accts.            Deductions                at End
Description     of Period        Expenses      Describe                Describe               of Period
------------------------------------------------------------------------------------------------------------
1994

Reserves deducted from asset
accounts:
     Allowance for doubtful
     accounts                   $4,922          $1,019           $39 b           ($2,715) a      $3,265

1993

Reserves deducted from asset
accounts:
     Allowance for doubtful
     accounts                   $4,292          $1,191          ($32) b            ($529) a      $4,922

1992

Reserves deducted from asset
accounts:
     Allowance for doubtful
     accounts                   $4,550            $430          ($61) b            ($627) a      $4,292


a-Accounts receivable balances written off, net of recoveries b-Foreign currency translation adjustment

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

                          (viii)           Intentionally omitted.
                          through (x)

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

                          (xii)            Intentionally omitted.

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

                          (xvi)            Intentionally omitted.
                          through (xxxviii)

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

                          (xli)            Intentionally omitted.
                          through (xlvii)

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

                          (l)              Amendment to the Third Amended and Restated Operating Agreement, dated as of
                                           November 7, 1991, between Hyster and AT&T Commercial Finance Corporation is incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on
                                           Form 10-K for the fiscal year ended December 31, 1991, Commission File Number 33-
                                           28812.

                          (li)             Intentionally omitted.
                          through (lvii)

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

                 File Number 33-28812.

                          (lix)            Intentionally omitted.
                          through (lxi)

                 *        (lxii)           The Hyster-Yale Profit Sharing Plan, amended and restated as of November 11, 1992, is incorporated herein by reference to  Exhibit 10(lxii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File Number 33-
                                           28812.

                          (lxiii)          Intentionally omitted.
                          through (lxiv)

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

                          (lxvii)          Intentionally omitted.
                          through (lxx)

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

                          (lxxii)          Intentionally omitted.
                          through (lxxvii)

                          (lxxviii)        Agreement and Plan of Merger dated as of December 20, 1993 between Hyster Company, an
                                           Oregon corporation, and Hyster Company, a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxviii) to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1993, commission File Number 33-28812.

                          (lxxix)          Agreement and Plan of Merger dated as of December 20, 1993 between Yale Materials
                                           Handling Corporation, a Delaware corporation, Hyster Company, a Delaware corporation, and Hyster-Yale Materials Handling, Inc., a Delaware corporation, is incorporated herein by reference to Exhibit 10(lxxix) to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1993, commission File Number 33-28812.

                          (lxxx)           Intentionally omitted.
                          through (lxxxiii)

                 *        (lxxxiv)         Amendment No. 1 dated as of May 13, 1993 to the Hyster-Yale Profit Sharing Plan is
                                           incorporated herein by reference to Exhibit 10(lxxxiv) to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1993, Commission File Number 33-
                                           28812.

                 *        (lxxxv)          Amendment No. 2 dated effective January 1, 1994 to the Hyster-Yale Profit Sharing
                                           Plan is incorporated herein by reference to Exhibit 10(lxxxv) to the Company's Annual
                                           Report on Form 10K for the fiscal year ended December 31, 1993, Commission File
                                           Number 33-28812.

                 *        (lxxxvi)         Amendment No. 1 dated as of May 27, 1993 to the Hyster-Yale Cash Balance Plan is
                                           incorporated herein by reference to Exhibit 10(lxxxvi) to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1993, Commission File Number 33-
                                           28812.

                 *        (lxxxvii)        Amendment No. 2 dated effective January 1, 1994 to the Hyster-Yale Cash Balance Plan
                                           is incorporated herein by reference to Exhibit 10(lxxxvii) to the Company's Annual
                                           Report on Form 10K for the fiscal year ended December 31, 1993, Commission File
                                           Number 33-28812.

                 *        (lxxxviii)       Amendment No. 1 effective as of May 12, 1993 to the Hyster-Yale Long-Term Incentive
                                           Compensation Plan is incorporated herein by reference to Exhibit 10(lxxxviii) to the
                                           Company's Annual Report on Form 10K for the fiscal year ended December 31, 1993,
                                           Commission File Number 33-28812.

                          (lxxxix)         Intentionally omitted.

                 *        (xc)             Amendment No. 1 effective as of December 31, 1993 to the Hyster-Yale Annual Incentive
                                           Compensation Plan incorporated herein by reference to Exhibit 10(lxxxx) to the
                                           Company's Annual Report on Form 10K for the fiscal year ended December 31, 1993,
                                           Commission File Number 33-28812.

                          (xci)            Intentionally omitted.

                 *        (xcii)           Master Trust Agreement for Defined Benefit Plans between NACCO Industries, Inc. and
                                           State Street Bank and Trust Company dated January 1, 1994 is incorporated herein by reference to Exhibit 10(cxxxviii) to NACCO Industries, Inc. report on Form 10-K for the year ended December 31, 1993, Commission File Number 1-9172.

                 *        (xciii)          Amendment No. 2 effective as of December 31, 1993 to the Hyster-Yale Long-Term
                                           Incentive Compensation Plan is incorporated herein by reference to  Exhibit
                                           10(lxxxxiii) to the Company's Annual Report on Form 10K for the fiscal year ended
                                           December 31, 1993, Commission File Number 33-28812.

                 *        (xciv)           Amendment No. 2 to the Hyster-Yale Materials Handling, Inc. Annual Incentive
                                           Compensation Plan effective January 1, 1994 is incorporated herein by reference to
                                           Exhibit 10(lxxxxiv) to

                                           the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1994,
                                           Commission File Number 33-28812.

                 *        (xcv)            Amendment No. 3 to the Hyster-Yale Materials Handling, Inc. Long-Term Incentive
                                           Compensation Plan effective January 1, 1994 is incorporated herein by reference to
                                           Exhibit 10(lxxxxv) to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1994, Commission File Number 33-28812.

                 *        (xcvi)           Amendment No. 3 to the NACCO Materials Handling Group, Inc. Profit Sharing Plan
                                           effective January 1, 1994 is incorporated herein by reference to Exhibit 10(lxxxxvi)
                                           to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1994,
                                           Commission File Number 33-28812.

                          (xcvii)          Intentionally omitted.
                          through (xcviii)

                 *        (xcix)           Amendment No. 1 to the Amended and Restated NACCO Materials Handling Group, Inc.
                                           Unfunded Benefit Plan effective as of October 1, 1994 is incorporated herein by reference to Exhibit 10(lxxxxix) to the Company's Quarterly Report on Form 10Q for the quarter ending September 30, 1994, Commission File Number 33-28812.

                          (c)              Amendment dated as of January 1, 1994 to the Third Amendment and Restated Operating
                                           Agreement dated as of November 7, 1991, between NACCO Materials Handling Group, Inc.
                                           and AT&T Commercial Finance Corporation is incorporated herein by reference to
                                           Exhibit 10(c) to the Company's Quarterly Report on Form 10Q for the quarter ending
                                           September 30, 1994, Commission File Number 33-28812.

                 *        (ci)             Amendment No. 4 to the NACCO Materials Handling Group, Inc. Profit Sharing Plan
                                           effective on various dates is attached hereto as Exhibit 10(ci).

                 *        (cii)            Amendment No. 5 to the NACCO Materials Handling Group, Inc. Profit Sharing Plan
                                           effective as of January 1, 1994 is attached hereto as Exhibit 10(cii).

                 *        (ciii)           Amendment No. 3 to the NACCO Materials Handling Group, Inc. Cash Balance Plan
                                           effective December 31, 1994 is attached hereto on Exhibit 10(ciii).

                 *        (civ)            Instrument to Merge of the North American Coal Corporation Salaried Employees Pension
                                           Plan; the Hamilton Beach/Proctor-Silex Profit Sharing Retirement Plan, the NACCO
                                           Materials Handling Group, Inc. Cash Balance Plan for Salaried Employees, the NACCO
                                           Materials Handling Group, Inc. Cash Balance Plan for Sulligent Shop Employees and the
                                           NACCO Materials Handling Group, Inc. Cash Balance Plan for Berea Shop Employees
                                           effective as of December 31, 1994 is incorporated herein by reference to Exhibit
                                           10(xii) to NACCO Industries, Inc. Report on Form 10K for the year ended

                                           December 31, 1994, Commission File No. 1-9172.

                 *        (cv)             The NACCO Materials Handling Group, Inc. Unfunded Benefit Plan (as Amended and
                                           Restated effective October 1, 1994) is attached hereto as Exhibit 10(cv).

                 *        (cvi)            Instrument of Adoption and Merger of the NACCO Materials Handling Group, Inc.
                                           Unfunded Benefit Plan as amended and restated effective October 1, 1994 is attached hereto as Exhibit 10(cvi).

                 *        (cvii)           Amendment No. 2 to the Amended and Restated NACCO Materials Handling Group, Inc.
                                           Unfunded Benefit Plan effective as of October 1, 1994 is attached hereto as Exhibit
                                           10(cvii).

                          (cviii)          Credit Agreement between NACCO Materials Handling Group, Inc. and Morgan Guaranty
                                           Trust Company of New York, as agent, and the other banks listed thereto, dated
                                           February 28, 1995, which is attached hereto as Exhibit 10(cviii).

                          (cvix)           Letter Agreement between Hyster-Yale Materials Handling, Inc., NACCO Materials
                                           Handling Group, Inc. and Citicorp North America, Inc. as Agent dated February 28,
                                           1995 which is attached hereto as Exhibit 10(cvix).

                 *        (cx)             Amendment No. 2A to the NACCO Materials Handling Group Cash Balance Plan executed
                                           March 15, 1995 which is attached hereto as Exhibit 10(cx).

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

                          (vii)            A manually signed copy of a power of attorney for Alfred M. Rankin is attached hereto as Exhibit 24(vii).

                          (viii)           A manually signed copy of a power of attorney for Claiborne R. Rankin is attached hereto as Exhibit 24(viii).

                          (ix)             A manually signed copy of a power of attorney for John C. Sawhill is attached hereto as Exhibit 24(ix).

                          (x)              A manually signed copy of a power of attorney for Britton T. Taplin is attached hereto as Exhibit 24(x).

                          (xi)             A manually signed copy of a power of attorney for David Taplin, is attached hereto as
                                           Exhibit 24(xi).

                          (xii)            A manually signed copy of a power of attorney for Frank E. Taplin, Jr. is attached hereto as Exhibit 24(xii).

                          (xiii)           A manually signed copy of a power of attorney for Richard B. Tullis is attached hereto as Exhibit 24(xiii).

                 (27)     Financial Data Schedule