Form 10-Q
period 1995-03-31
HYSTER YALE MATERIALS HANDLING INC
filed 1995-05-12
CIK 850422

WASHINGTON, D.C.  20549
                               FORM 10-Q

 ____
|_X__|    QUARTERLY REPORT PURSUANT  TO SECTION  13  OR 15(d)  OF THE
SECURITIES EXCHANGE SECURITIES AND EXCHANGE COMMISSION ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR
 ____
|____|    TRANSITION REPORT PURSUANT  TO SECTION  13 OR  15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934

For    the    transition    period    from    __________________    to
__________________

                    Commission file number 33-28812


                         HYSTER - YALE MATERIALS HANDLING, INC.

        (Exact name of registrant as specified in its charter).


         Delaware               34-1617886
- ----------------------------------------------------------------------
(State  or  other jurisdiction of)   (IRS  Employeridentification No.)
incorporation or organization)


2701 NW Vaughn, Portland, Oregon          97210
- ----------------------------------------------------------------------
(Address of principal executive offices) (Zip code)


Registrant's telephone number, including area code     (503) 721-6000
- ---------------------------------------------------------------------

                        NONE
- ----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the last 90 days.

                              Yes X   No


Number  of  shares  of Common Stock outstanding  at  April  30,  1995:
5,598.857

                 HYSTER-YALE MATERIALS HANDLING, INC.

                           TABLE OF CONTENTS


                                                      PAGE NO.

Part I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

      Unaudited Consolidated Balance Sheets - March 31, 1995
      and December 31, 1994                                 3

      Unaudited Consolidated Statements of Income -  for  the
      Three Months ended March 31, 1995 and 1994            4

      Unaudited Consolidated Statements of Cash Flows  -  for
      the Three Months ended March 31, 1995 and 1994        5

      Notes to Unaudited Consolidated Financial Statements  6

Item  2  - Management's Discussion and Analysis of Results  of
Operations and Financial Condition                      7 - 9

Part II. OTHER INFORMATION                            10 - 12

                                PART I
ITEM 1 - Financial Statements

         HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED BALANCE SHEETS

                                         MARCH 31   DECEMBER 31
                                           1995         1994
                                           ----         ----
ASSETS                                       (In thousands)
Current Assets:
  Cash and cash equivalents               $7,891        $10,763
  Accounts receivable, net               149,711        141,232
  Inventories                            237,011        208,828
  Assets held for sale                     7,794          7,884
  Deferred income taxes                    5,387          5,192
  Prepaid expenses and other
                                           8,022          9,474
                                           -----          -----
                                         415,816        383,373
Other Assets, net                         11,084         10,808

Property, Plant and Equipment, net       129,627        125,616

Deferred Charges:
  Goodwill, net                          370,365        373,076
  Other, net                              11,250         13,376
                                         -------        -------
                                         381,615        386,452
                                         -------        -------
                                        $938,142       $906,249
                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                      $192,400      $176,332
  Short-term obligations                   9,967         3,120
  Current   maturities  of  long-term      3,002        45,577
  obligations
  Accrued expenses                        73,529        80,617
  Deferred income taxes                    2,742         4,034
  Accrued income taxes                    15,846        12,189
                                         -------       -------
                                         297,486       321,869


Other Liabilities                         49,996        48,281

Deferred Income Taxes                     19,225        18,756

Long-Term Obligations                    251,787       211,417

Stockholders' Equity:
  Common Stock                                 6             6
  Capital in excess of par value         198,205       198,205

  Retained income                         106,801       98,395

  Foreign currency translation             14,636        9,320
  adjustment and other                    -------      -------
                                          319,648      305,926
                                          -------      -------
                                         $938,142     $906,249
                                         ========     ========

See notes to unaudited consolidated financial statements.

         HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
              UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             ------------------
                                               (In thousands)

                                              1995        1994
                                              ----        ----

Net sales                                 $363,161    $245,328
Cost of sales                              292,529     194,798
                                           -------     -------
Gross profit                                70,632      50,530
Selling, administrative and
   general expenses                         44,256      36,744

Goodwill amortization                        2,711       2,711
                                            -------    -------
    Operating profit                        23,665      11,075


Other income (expense):
    Interest income                            217         146
    Interest expense
                                            (7,496)     (8,726)
    Other, net                                 157        (640)
                                            -------     -------
                                            (7,122)     (9,220)
                                            -------     -------

Income before income taxes
        and extraordinary charge            16,543       1,855

Income tax provision                         6,857         993
                                             -------   -------
Income before extraordinary charge           9,686         862

Extraordinary charge, net of tax            (1,280)          -
                                            -------    -------
Net income                                  $8,406        $862
                                            =======    =======

See notes to unaudited consolidated financial statements.

         HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             -------------------
                                             1995           1994
                                             ----           ----
                                                (In thousands)
Operating Activities:
     Net income                             $8,406          $862
     Adjustment to reconcile net  income to net
     cash used by operating activities:
     Extraordinary charge, net of tax        1,280              -
     Depreciation and amortization           8,196          8,058
     Deferred income taxes                   (858)        (1,018)
     Reserves   for    self-insurance          951          (146)
     Other, net                                252            639
     Working Capital Changes:
     Accounts receivable                     (3,076)        (1,393)
     Inventories                            (25,912)        (21,182)
     Accounts payable                        12,888         13,202
     Other current assets                     1,584            158
     Other current liabilities               (3,888)        (8,827)
                                             -------        -------
Net cash used by operating activities          (177)        (9,647)
                                             -------        -------
Investing Activities:
     Expenditures for property, plant and
equipment                                    (8,237)        (6,308)
     Other                                      587            250
                                             -------        -------
Net cash used by investing activities        (7,650)        (6,058)
                                             -------        -------
Financing Activities:
     Reduction of long-term obligations    (139,304)        (6,810)
     Revolving credit facilities, net       137,000         10,700
     Short-term obligations, net              5,809          1,518
     Other                                     (298)           496
                                             -------        -------
Net cash provided by financing activities
                                              3,207          5,904
                                             -------        -------
Effect of exchange rate changes on cash       1,748            155
                                             -------        -------
Cash and Cash Equivalents:
    Decrease for the period
                                             (2,872)        (9,646)
    Balance at the beginning of the period   10,763         20,255
                                             -------        -------
    Balance at the end of the period         7,891         10,609
                                             =======       ========

See notes to unaudited consolidated financial statements.

HYSTER-YALE MATERIALS HANDLING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of March 31, 1995, and the results of its operations and cash flows for the three month periods ended March 31, 1995 and 1994 have been included.

Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

Certain amounts in the prior periods' unaudited consolidated financial statements have been reclassified to conform to the current periods' presentation.

Note B - Debt Refinancing

On February 28, 1995 the Company entered into a new long-term financing agreement to replace the senior credit facility existing at December 31, 1994 and refinance the majority of its long-term debt. The new agreement provides the Company with an unsecured $350 million revolving credit facility with a five year maturity and an extension option and interest rates comparable to its former senior credit facility. The new agreement also provides the Company with reduced interest rates upon achievement of certain financial performance targets. With the new credit agreement in place, the Company can redeem the remaining $78.5 million of its 12 3/8% subordinated debentures and intends to do so in August 1995.

In connection with the refinancing, an extraordinary charge of $1.3 million, net of taxes was recorded in the first quarter of 1995 to write off the deferred financing fees remaining from the former senior credit facility. When the remaining subordinated debentures are redeemed, an additional extraordinary charge of approximately $2.1 million, net of taxes will be recorded.

Note C - Inventories

Inventories are summarized as follows:

                                        MARCH 31      DECEMBER 31
                                          1995           1994
                                       --------------------------
                                             (In thousands)

Finished  goods and  service parts      $97,429          $82,331
Raw  materials and  work  in progress   153,905          137,897
LIFO Reserve                            (14,323)         (11,400)
                                       ---------        ---------
     Total                             $237,011         $208,828
                                       =========        =========


The cost of inventories has been determined by the last-in first-out (LIFO) method for 60% and 61% of such inventories as of March 31, 1995 and December 31, 1994, respectively.

ITEM 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

FINANCIAL REVIEW

The results of operations for the Company were as follows for March 31:

                                             Three Months Ended
                                                 March 31
                                             ------------------
                                               (In millions)
                                           1995            1994
                                           ----            ----
Revenues
     Americas                           $ 249.5         $ 174.1
     Europe, Africa and Middle East        95.8            58.2
     Asia-Pacific                          17.9            13.0
                                          -----           -----
                                        $ 363.2         $ 245.3
                                          =====           =====

Operating profit
     Americas                            $ 16.9           $ 9.5
     Europe, Africa and Middle East         5.8             0.7
     Asia-Pacific                           1.0             0.9
                                         ------          ------
                                         $ 23.7          $ 11.1
                                         ======          ======
Operating profit excluding goodwill
amortization
     Americas                            $ 18.8          $ 11.4
     Europe, Africa and Middle East         6.5             1.4
     Asia-Pacific                           1.1             1.0
                                         ------          ------
                                         $ 26.4          $ 13.8
                                         ======          ======

Sales and Operating Profits

The following schedule details the components of the changes in net sales and operating profit and net income for the first quarter of 1995 compared with 1994:


                                        Net    Operating     Net
                                        Sales     Profit    Income
                                        -----     ------    ------
                                               (In millions)

1994                                   $245.3     $11.1      $0.9
Increase (Decrease) in 1995 from:
       Lift truck unit volume            85.8      16.1      10.5
       Sales mix                          1.6     (2.0)     (1.3)
       Average sales price               14.5      14.5       9.4
       Service parts                      6.5       3.3       2.1
       Manufacturing cost                          (9.2)     (5.9)
       Other operating expense                     (8.4)     (5.5)
       Foreign currency                    9.5     (1.7)     (0.8)
       Other income and expense                               1.0
       Differences between effective and
          statutory tax rates                                (0.7)
       Extraordinary charge                                  (1.3)
                                       ------     -----      -----
1995                                   $363.2     $23.7      $8.4
                                       ======    ======      ======

Increased sales volume in 1995 reflected the continued economic improvement in North America and Europe and improvements in global market share. While price discounting was prevalent in the forklift industry, modest price increases were initiated in mid-1994 which favorably impacted the first quarter of 1995. Service parts volume and income improved in North America and Europe, primarily due to improved economies and new dealers in Europe.

Gross profit decreased to 19.6% of sales in the first quarter of 1995 from 20.6% in the first quarter of 1994 due to higher raw materials prices and unfavorable labor variances related to vendor parts shortages. These higher costs were partially offset by the higher absorption of fixed costs due to increased production volume. Other operating expenses were higher in 1995 due primarily to higher volume related customer service costs, higher profit-based compensation and benefit expenses, and general inflation. Operating profit was also adversely affected in 1995 by the stronger Japanese Yen which increased the cost of purchases sourced from Japan, offset partially by the strength of the British Pound versus the U.S. Dollar which translated into improved European results.

The Company's backlog of orders at March 31, 1995 was approximately 25,200 units compared to the 24,600 units at December 31, 1994. Backlog has increased slightly as increased orders have outpaced the record levels of production in 1995.

Other
Interest expense during the three month period of 1995 was $7.5 million compared to $8.7 million in the same period a year ago. Lower 1995 interest expense can be attributed to the 1994 partial retirement of subordinated debentures. Equity earnings from the Company's investment in Sumitomo-Yale were $0.4 million in 1995 compared to a loss of $0.6 million in 1994. The improved results related to higher sales of product to the Company to meet demand in the United States and Europe.

The Company has entered into unsecured interest rate swap agreements for a portion of its floating rate debt to provide protection against significant increases in interest rates. At March 31, 1995, the Company had outstanding interest rate swap agreements with total notional principal amounts of $130 million. The Company will continue to evaluate its exposure to floating rate debt.

Provision for Income Taxes
The Company recorded a tax provision of $6.9 million on pretax income of $16.5 million in 1995 for an effective tax rate of 41.4%. The higher than statutory rate resulted primarily from the nondeductibility of goodwill amortization. This compares to a tax provision of $1.0 million on pretax income of $1.9 million in the first quarter of 1994 for an effective tax rate of 53.5%. The higher level of pretax income in 1995 reduced the effect of the nondeductible goodwill amortization, and thus lowered the effective tax rate.

Extraordinary Charge
As discussed in Note B of the accompanying unaudited consolidated financial statements, the extraordinary charge of $1.3 million, net of $0.9 million in tax benefits in 1995 represents the write-off of unamortized deferred financing fees associated with the former senior credit facility, refinanced in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

As   discussed   in  Note  B  of  the  accompanying   unaudited
consolidated financial statements, the Company entered into a new credit agreement as of February 28, 1995 which provides a $350 million unsecured revolving credit facility.

The Company believes it can adequately meet all of its current and long-term commitments and operating needs through internally generated funds and borrowings available under current credit agreements. As of March 31, 1995 there was $205.0 million available under the unsecured revolving credit facility.

Expenditures for property, plant and equipment were $8.2 million for the first three months of 1995. The majority of these expenditures were for manufacturing expansion and tooling related to future production of new products. Estimated capital expenditures for the remainder of 1995 will be approximately $30.0 million. Principal sources of financing for these capital expenditures are internally generated funds, bank borrowings and assistance grants from local development boards.

                                PART II

Item 1 - Legal Proceedings

         None

Item 2 - Change in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

          None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit-See Exhibit Index on page 12 of this quarterly report on Form 10-Q.

                               Signature


Pursuant to  the requirements of the  Securities Exchange  Act
of   1934, the registrant  has duly caused this  report  to be
signed   on  its   behalf by  the undersigned  thereunto  duly
authorized.


            Hyster-Yale    Materials Handling, Inc.
                        (Registrant)


                /s/   Julie C. Hui
                --------------------------
                      Julie C. Hui
                       Controller
                (Chief Accounting Officer)


                Date:   May 12, 1995

                             EXHIBIT INDEX


Exhibit 27 Financial Data Schedule